Form 10-Q
period 1996-03-31
EDUCATION ALTERNATIVES INC/MN
filed 1996-05-07
CIK 873601

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________


Commission File Number 1-11111


                           EDUCATION ALTERNATIVES, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Minnesota                                  41-1581297
- - ---------------------------------------    -------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

    1300 Norwest Financial Center
       7900 Xerxes Avenue South
        Minneapolis, Minnesota                              55431
- - ----------------------------------------   -------------------------------------
     (Address of principal executive offices)     (Zip Code)

                                 (612) 832-0092
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No
                                          -----        -----

As of April 30, 1996, there were issued and outstanding 7,488,970 shares of Common Stock, $.01 par value.

                          EDUCATION ALTERNATIVES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 1996

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)
- - -----------------------------------------------------

Condensed consolidated balance sheets as of
      March 31, 1996, and June 30, 1995                                        3

Condensed consolidated statements of operations for
      the three months ended March 31, 1996 and 1995                           4

Condensed consolidated statements of operations for
      the nine months ended March 31, 1996 and 1995                            5

Condensed consolidated statements of cash flows for
      the nine months ended March 31, 1996 and 1995                            6

Notes to condensed consolidated financial statements                           7


Item 2. Management's Discussion and Analysis of
- - -----------------------------------------------
      Financial Condition and Results of Operations                           10
      ---------------------------------------------


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      12
- - ----------------------------------------

Signatures                                                                    13

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          EDUCATION ALTERNATIVES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        March 31,           June 30,
(Dollars in thousands)                                    1996                1995
                                                       -----------         -----------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents, including
          restricted cash of $2,415 at
          June 30, 1995                               $    14,406         $     2,449
     Marketable securities                                  5,734                   -
     Accounts receivable, net                                 267                 184
     Settlement receivable                                    116               3,000
     Interest receivable                                      193                 158
     Prepaid expenses                                         165                 243
                                                      -----------         -----------
          Total current assets                             20,881               6,034

LONG-TERM MARKETABLE SECURITIES                             7,362              28,972
PROPERTY AND EQUIPMENT, NET                                 9,511               8,475
                                                      -----------         -----------
                                                      $    37,754         $    43,481
                                                      -----------         -----------
                                                      -----------         -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term borrowings                            $    3,300           $    3,300
     Accounts payable                                       1,366               1,791
     Other current liabilities                             10,492               7,929
                                                      -----------         -----------
          Total current liabilities                        15,158              13,020

LONG-TERM DEBT                                                386                 636
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 5,000,000
          shares authorized; no shares issued
          and outstanding                                       -                   -
     Common stock, $.01 par value, 25,000,000
          shares authorized; issued and outstanding
          7,488,970 at March 31, 1996 and
          7,352,352 at June 30, 1995                           75                  74
     Additional paid-in capital                            46,386              46,080
     Unrealized losses on marketable securities            (3,239)             (3,687)
     Accumulated deficit                                  (21,012)            (12,642)
                                                      -----------         -----------
          Total shareholders' equity                       22,210              29,825
                                                      -----------         -----------
                                                      $    37,754         $    43,481
                                                      -----------         -----------
                                                      -----------         -----------

See notes to condensed consolidated financial statements.

                          EDUCATION ALTERNATIVES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three months ended
(Dollars in thousands, except per share amounts)                     March 31,
                                                         --------------------------------
                                                             1996                1995
                                                         ------------         -----------
REVENUE
     School management                                   $      7,224         $    66,078
     Tuition and other                                          1,349               1,188
                                                         ------------         -----------
                                                                8,573              67,266
DIRECT EXPENSES
     School management                                          7,797              66,024
     Private school costs and other                               991                 919
                                                         ------------         -----------
                                                                8,788              66,943
                                                         ------------         -----------
GROSS PROFIT (LOSS)                                              (215)                323

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                   1,273               1,071
                                                         ------------         -----------
OPERATING LOSS                                                 (1,488)               (748)

OTHER INCOME (EXPENSE)
     Investment income                                            423                 567
     Interest expense                                            (101)                (62)
                                                         ------------         -----------
                                                                  322                 505
                                                         ------------         -----------
LOSS BEFORE INCOME TAX EXPENSE                                 (1,166)               (243)
INCOME TAX EXPENSE                                                 -                   -
                                                         ------------         -----------
NET LOSS                                                 $     (1,166)        $      (243)
                                                         ------------         -----------
                                                         ------------         -----------
NET LOSS PER SHARE                                       $       (.16)        $      (.03)
                                                         ------------         -----------
                                                         ------------         -----------
WEIGHTED AVERAGE SHARES OUTSTANDING                         7,488,970           7,032,827
                                                         ------------         -----------
                                                         ------------         -----------




See notes to condensed consolidated financial statements.

                          EDUCATION ALTERNATIVES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Nine months ended
(Dollars in thousands, except per share amounts)                   March 31,
                                                      -------------------------------
                                                          1996                1995
                                                      -----------         -----------
REVENUE
     School management                                $   110,696         $   137,172
     Tuition and other                                      3,334               1,285
                                                      -----------         -----------
                                                          114,030             138,457
DIRECT EXPENSES
     School management                                    116,871             135,785
     Private school costs and other                         2,630               1,057
                                                      -----------         -----------
                                                          119,501             136,842
                                                      -----------         -----------
GROSS PROFIT (LOSS)                                        (5,471)              1,615

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES               4,131               3,609
                                                      -----------         -----------
OPERATING LOSS                                             (9,602)             (1,994)

OTHER INCOME (EXPENSE)
     Investment income                                      1,471               1,792
     Interest expense                                        (239)                (76)
                                                      -----------         -----------
                                                            1,232               1,716
                                                      -----------         -----------
LOSS BEFORE INCOME TAX EXPENSE                             (8,370)               (278)
INCOME TAX EXPENSE                                            -                    -
                                                      -----------         -----------
NET LOSS                                              $    (8,370)        $      (278)
                                                      -----------         -----------
                                                      -----------         -----------
NET LOSS PER SHARE                                    $     (1.12)        $      (.04)
                                                      -----------         -----------
                                                      -----------         -----------
WEIGHTED AVERAGE SHARES OUTSTANDING                     7,473,631           6,662,902
                                                      -----------         -----------
                                                      -----------         -----------




See notes to condensed consolidated financial statements.

                          EDUCATION ALTERNATIVES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine months ended
                                                                 March 31,
                                                      -------------------------------
(In thousands)                                           1996                 1995
                                                      -----------         -----------
OPERATING ACTIVITIES
Net loss                                              $    (8,370)        $      (278)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                           1,180                 625
    Changes in operating assets and liabilities             2,041               1,219
                                                      -----------         -----------
      Net cash provided by (used in) operating
      activities                                           (5,149)              1,576

INVESTING ACTIVITIES
Purchase of marketable securities                              -                 (166)
Proceeds from sales and maturities of
  marketable securities                                    19,222                 274
Additions to property and equipment                        (2,216)             (2,128)
                                                      -----------         -----------
      Net cash provided by (used in) investing
      activities                                           17,006              (2,020)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and
  warrants                                                    307                 953
Other
                                                             (207)                185
                                                      -----------         -----------
      Net cash provided by financing
      activities                                              100               1,199
                                                      -----------         -----------
INCREASE IN CASH AND CASH EQUIVALENTS                      11,957                 684
Cash and cash equivalents at beginning of
  period                                                    2,449               5,221
                                                      -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   14,406         $     5,905
                                                      -----------         -----------
                                                      -----------         -----------


See notes to condensed consolidated financial statements.

                          EDUCATION ALTERNATIVES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

2.   ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION: The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION: The Company applies its accounting policy for revenue recognition based on the terms of each individual contract. On management contracts, where the Company has substantial control over the operation of the school and assumes the full risks of loss/reward on the contract, revenues and expenses are consolidated in the accompanying statements of operations, as the Company believes this represents the most useful presentation for the financial statement user. Consulting contracts, under which the Company has less control than the management contracts, are reported on a net fee basis, with consulting revenue recorded based on the difference between total revenue and total expense on the contract.

     On an interim basis, profit on management contracts and consulting revenue on consulting contracts is determined using the percentage-of-completion method. The percentage-of-completion method is based upon management's estimates of total contract costs and total contract profitability. Overall profit recognition on management contracts and consulting revenue on consulting contracts is determined by calculating the ratio of year-to-date actual costs to total estimated costs multiplied by the estimated contract profitability. Subsequent results may fluctuate due to changes in estimates on the contract during the year.

     NEW ACCOUNTING PRONOUNCEMENTS: Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company will adopt Statement No. 123 in fiscal 1997. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. If the Company makes this election, this statement will have no impact on the Company's results of operations or financial condition because the Company's plans are fixed stock option plans which have no intrinsic value at the grant date under APB No. 25.

     FINANCIAL STATEMENT RECLASSIFICATIONS: Certain fiscal 1995 amounts have been reclassified to conform to the fiscal 1996 presentation. These reclassifications have no effect on the results of operations or shareholders' equity as previously reported.

3.   MARKETABLE SECURITIES

     During fiscal 1995, the Company and the firm hired to manage the Company's investment portfolio became involved in a dispute over the purchase and management of certain securities included in the investment portfolio. The Company and its investment management firm entered into a binding settlement on June 30, 1995, whereby the investment management firm agreed to reimburse the Company a minimum of $3,000,000 for losses on the Company's marketable securities portfolio. The investment management firm could be required to pay an additional $1,500,000 depending on an arbitrator's decision, which has not been rendered as of the date of this filing.

     In partial payment of the minimum settlement amount, the investment management firm in fiscal 1996 purchased securities with an amortized cost of $19,130,000 from the Company's portfolio. These securities had a fair value of $16,246,000 at the time of such purchase, with the difference between cost and fair value at the time of purchase allocated to the settlement amount.

4.   PUBLIC SCHOOL CONTRACTS

     On November 1, 1994, the Company entered into a five-year management contract with the board of education of the city of Hartford, Connecticut, under which the Company would provide comprehensive educational and management operating services for the 32-school public school system of the city of Hartford.

     The contract provides for the reimbursement of certain expenditures incurred by the Company on the terms set forth therein. While the Company believes it should be reimbursed for expenditures it has made under the contract, city of Hartford and Hartford Board of Education officials have not acknowledged nor fulfilled their contractual obligations.

     As a result of uncertainties regarding collectibility, the Company recorded charges of $620,000 and $4,255,000, respectively, during the three and nine months ended March 31, 1996 related to costs incurred but not yet reimbursed under the contract. These estimated charges will be adjusted when the resolution of contract disputes is finalized.

     The Hartford Board of Education had the right to terminate the contract for any reason upon ninety days' notice to the Company, and in January 1996, voted to seek an amicable dissolution of the contract. The Board cited an impasse in negotiations with the Company on amounts owed to the Company for its management services. In late January, services being provided to the Hartford schools were terminated. In March, the Hartford Board of Education voted to formally end the Company's contract with the schools. The Company continues to pursue with city of Hartford and Hartford Board of Education officials the payment of amounts owed to the Company. If this matter is not resolved, the Company will commence formal legal action against the parties. With the January termination of services, the Company has consolidated revenues and expenses under the management contract only through December 31, 1995.

     The Company has provided management services to ten schools in the Baltimore, Maryland school system (the "Baltimore District"). In addition, the Company provided consulting services to two schools in the Baltimore District. The management and consulting contracts allowed the Baltimore District to cancel the agreements for any reason upon ninety days' notice to the Company, and in late November 1995, the Baltimore Board of School Commissioners voted to cancel the management and consulting contracts with the Company because of budgetary issues. The Company provided services to the contracted schools through March 4, 1996 and has reached a tentative settlement with the Baltimore District to resolve certain financial issues and disputed amounts under the contracts.

     In the second quarter of fiscal 1996, the Company recorded a charge of $2,000,000 to cover estimated write-offs and shutdown costs associated with the cancellation of the Baltimore and Hartford contracts. The Company also recorded provisions in prior years for various disputed items and contingencies under the contracts. The Company believes these reserves are adequate to cover any balance sheet exposures and other commitments under the management contracts. Although the Company believes no further write-offs will be required based on preliminary discussions to date, there can be no assurance that agreement will be reached on the Hartford and Baltimore contracts on terms satisfactory to the Company. These estimated charges will be adjusted when the resolution of contract disputes is finalized.

5.   PURCHASE OF PRIVATE SCHOOLS

     In December 1994, the Company purchased the two private schools it had operated under management agreements since March 1991. Beginning January 1, 1995, the Company has recorded all revenue and expense associated with the operations of the two schools in its consolidated statement of operations.

     The private schools purchase was financed through short-term borrowings, which expires June 21, 1996, and is collateralized by approximately $3,500,000 of securities in the Company's marketable securities portfolio. The borrowing carries a monthly variable interest rate, based on LIBOR, and was approximately 5.1% at March 31, 1996.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the three months ended March 31, 1996, was $8,573,000, a decrease of $58,693,000 from revenue recorded for the same period in the prior year. The decrease reflects the impact of the cancellation of the Hartford and Baltimore management and consulting contracts in the third quarter of the current fiscal year. With the January termination of services, no revenue was recorded on the Hartford contract during the quarter, compared to revenue of $56,982,000 in the prior year quarter. Revenue on the Baltimore contracts was recorded through March 4, 1996, the effective date of termination.

Revenue for the nine months ended March 31, 1996, was $114,030,000, a decrease of $24,427,000 from revenue recorded in the prior year. Revenue of $89,192,000 was recorded on the Hartford contract for the nine months ended March 31, 1996, compared to $111,092,000 in the prior year. Baltimore revenues were $21,504,000, versus $24,341,000 recorded for the first nine months of the prior year.

Tuition and other revenue for the three and nine months ended March 31, 1996, primarily represent tuition revenue from the two private schools owned by the Company.

Direct expenses for the three months ended March 31, 1996, were $8,853,000, a decrease of $58,090,000 from direct expenses recorded in the same period of the prior year. For the nine months ended March 31, 1996, direct expenses were $119,566,000, a decrease of $17,276,000 from direct expenses recorded in the prior year.

School management expenses on the Hartford contract for the three and nine months ended March 31, 1996, were $620,000 and $93,946,000, respectively, compared to $56,982,000 and $111,092,000 in the same period of the prior year. Current year Hartford expenses include $620,000 and $4,255,000 respectively, related to costs incurred but not yet reimbursed under the Company's contract with the Hartford Board of Education. The contract provides for the reimbursement of certain expenditures incurred by the Company on the terms set forth therein. While the Company believes it should be reimbursed for expenditures it has made under the contract, city of Hartford and Hartford Board of Education officials have not acknowledged nor fulfilled their contractual obligations.

As a result of uncertainties regarding collectibility, the Company recorded charges of $620,000 and $4,255,000, respectively, during the three and nine months ended March 31, 1996 related to costs incurred but not yet reimbursed under the contract. These estimated charges will be adjusted when the resolution of contract disputes is finalized.

The Hartford Board of Education had the right to terminate the contract for any reason upon ninety days' notice to the Company, and in January 1996, voted to seek an amicable dissolution of the contract. The Board cited an impasse in negotiations with the Company on amounts owed to the Company for its management services. In late January, services being provided to the Hartford schools were terminated. In March, the Hartford Board of Education voted to formally end the Company's contract with the schools. The Company continues to pursue with city of Hartford and Hartford Board of Education officials the payment of amounts owed to the Company. If this matter is not resolved, the Company will commence formal legal action against the parties. With the January termination of services, the Company has consolidated revenues and expenses under the management contract only through December 31, 1995.

School management expenses recorded on the Baltimore school management contracts for the three and nine months ended March 31, 1996, were $7,177,000 and $22,957,000 respectively, compared to $9,050,000 and $23,075,000 in the prior year. The management and consulting contracts allowed the Baltimore District to cancel the agreements for any reason upon ninety days' notice to the Company, and in late November 1995, the Baltimore Board of School Commissioners voted to cancel the management and consulting contracts with the Company because of budgetary issues. The Company provided services to the contracted schools through March 4, 1996 and has reached a tentative settlement with the Baltimore District to resolve certain financial issues and disputed amounts under the contracts.

In the second quarter of fiscal 1996, the Company recorded a charge of $2,000,000 to cover estimated write-offs and shutdown costs associated with the cancellation of the Baltimore and Hartford contracts. The Company also recorded provisions in prior years for various disputed items and contingencies under the contracts. The Company believes these reserves are adequate to cover any balance sheet exposures and other commitments under the management contracts. Although the Company believes no further write-offs will be required based on preliminary discussions to date, there can be no assurance that agreement will be reached on the Hartford and Baltimore contracts on terms satisfactory to the Company. These estimated charges will be adjusted when the resolution of contract disputes is finalized.

Private school costs and other for the three and nine months ended March 31, 1996, primarily represent costs incurred at the two private schools owned by the Company.

Selling, general, and administrative expenses were $1,273,000 and $1,071,000, respectively, for the three months ended March 31, 1996 and 1995. For the nine months ended March 31, 1996, selling, general, and administrative expenses were $4,131,000, an increase of $522,000 over expenses recorded in the same period of the prior year. The increase for the three and nine months ended March 31, 1996 is due to higher legal costs, an increase in personnel early in the year to support the school management activities, and severance costs resulting from recent cutbacks in personnel.

Investment income recorded in the three months ended March 31, 1996 and 1995, was $423,000 and $567,000, respectively. For the nine months ended March 31, 1996 and 1995, investment income was $1,471,000 and $1,792,000, respectively. The decline in investment income in both the three and nine month periods is due to lower investment levels in fiscal 1996.

The Company recorded a net loss of $1,166,000 or $.16 per share in the three months ended March 31, 1996, compared to a net loss of $243,000 or $.03 per share in the same period of the prior year. For the nine months ended March 31, 1996, the Company's net loss was $8,370,000 or $1.12 per share compared to a net loss of $278,000 or $.04 per share for the nine months ended March 31, 1995. The net loss recorded during fiscal 1996 periods is primarily attributable to the charge recorded on the Hartford contract due to the uncertainty regarding the collectibility of reimbursable expenditures and the charge recorded to cover estimated write-offs and shutdown costs associated with the cancellation of the Hartford and Baltimore contracts.

CAPITAL RESOURCES AND LIQUIDITY

During the nine months ended March 31, 1996, net cash used in operations totaled $5,149,000, compared to $1,576,000 of cash provided by operations in the same period of the prior year. The change is primarily due to the $8,370,000 net loss recorded in the first nine months of the current fiscal year.

Cash generated from investing activities totaled $17,006,000 in the nine months ended March 31, 1996, and includes $19,130,000 in proceeds from sales of marketable securities (see Note 3). Additions to property and equipment totaled $2,216,000 in the nine months ended March 31, 1996, and primarily relates to equipment and capital improvements at the managed schools in Hartford and Baltimore.

The Company has working capital of $5,723,000 at March 31, 1996, compared to a working capital deficit of $6,986,000 at June 30, 1995. The beginning of the year working capital deficit was eliminated through the liquidation of certain securities as discussed in Note 3. The Company has approximately $8,152,000 of marketable securities pledged as collateral for letters of credit on the management and consulting contracts in Baltimore, for various capital lease commitments, and for the financing of the private schools purchase.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company expects to adopt Statement No. 123 in fiscal 1997. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. If the Company makes this election, this statement will have no impact on the Company's results of operations or financial condition because the Company's plans are fixed stock option plans which have no intrinsic value at the grant date under APB No. 25.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS:

          11   Statement regarding computation of per share loss.
          27   Financial data schedule

     (B)    REPORTS ON FORM 8-K:

          On March 22, 1996, the Company filed a report on Form 8-K related to the termination of the Company's contract with the Hartford Board of Education.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              EDUCATION ALTERNATIVES, INC.



Date:  May 1, 1996                            By  /s/ John T. Golle
                                                  ----------------------------
                                                  John T. Golle
                                                  Chairman and Chief
                                                  Executive Officer



Date:  May 1, 1996                            By  /s/ Gerald A. Haugen
                                                  ----------------------------
                                                  Gerald A. Haugen
                                                  Chief Financial and
                                                  Administrative Officer

                                  EXHIBIT INDEX

EXHIBIT                                                                  METHOD OF
NUMBER                                                                   FILING
- - -------                                                                  ------
11        Statement regarding computation of per share loss.     Filed herewith electronically
27        Financial data schedule                                Filed herewith electronically
