Form 10-K
period 1996-06-30
EDUCATION ALTERNATIVES INC/MN
filed 1996-09-30
CIK 873601

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended JUNE 30, 1996
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to ____________

                         Commission File Number 1-11111


                          EDUCATION ALTERNATIVES, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Minnesota                               41-1581297
          --------------------               --------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

      1300 Norwest Financial Center
        7900 Xerxes Avenue South
         Minneapolis, Minnesota                            55431
 --------------------------------------                  --------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code    (612) 832-0092
                                                     ----------------

Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock,
                            par value $.01 per share
                            ------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes    X      No
                        -------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of September 15, 1996, was $18,397,000, based on the closing sale price of such stock as reported by The Nasdaq Stock Market. Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include only directors, executive officers, and shareholders filing Schedules 13D or 13G with the Company.

As of September 15, 1996, there were issued and outstanding 7,488,970 shares of Common Stock, par value $.01 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 12, 1996 (the "Proxy Statement"), and to be filed within 120 days after the registrant's fiscal year ended June 30, 1996, are incorporated by reference into Part III.

                                     PART I
ITEM 1. BUSINESS

Education Alternatives, Inc. (the "Company") historically has been in the business of providing integrated school management programs for public and private schools. The Company has sought to negotiate management contracts with local school boards under which the Company would assume management responsibilities for some or all of the schools within a school district. Under these management contracts, the Company would be directly responsible for the implementation of the educational system, including its proprietary Tesseract-Registered Trademark- educational system. In addition, the Company would oversee the noninstructional components of the managed schools, including the operation and maintenance of the physical plant and the introduction of improved financial systems and controls. The Company believes that its Tesseract educational system can be successfully introduced in many public schools without increasing overall education costs per student. This could be accomplished by improving operational and financial efficiencies and redirecting a portion of the resulting cost savings to the classroom for additional resources.

The Company's Tesseract system is an educational program developed to meet children's individual needs by redesigning the classroom environment, changing the role of the teacher, and increasing the use of technology in the classroom. The Tesseract educational system was developed and refined during the last eight years in two private schools in Eagan, Minnesota, and Paradise Valley, Arizona (the "Tesseract Private Schools"). The Company believes that the Tesseract educational system can be implemented in other elementary and secondary schools in the United States.

In early 1989, the Company changed its strategic focus from owning and operating private schools to managing public schools. In pursuing this business strategy, the Company sought an alternative to developing internally the full range of technical resources, skills, and personnel needed to manage part or all of a major public school district. The Company's objective was to avoid duplicating the significant administrative organization found in most public schools which the Company believes is a major impediment to effective and efficient public school management. The Company chose to establish strategic alliances with experienced and nationally recognized providers to the educational community which complemented the Company's expertise in education management and developing effective educational programs. In December 1991, the Company formed an alliance with Johnson Controls World Services Inc. and KPMG Peat Marwick (the "Alliance") to cooperatively market their services for the private management of public schools. Under the terms of the Alliance, the Company was responsible for administrative matters relating to schools under management as well as introduction of its Tesseract educational system, including curriculum, use of technology, and compliance with teacher union contracts. Johnson Controls performed services as a subcontractor in noninstructional areas, including the operation, maintenance, and management of school buildings and facilities, and Peat Marwick performed services as a subcontractor in the areas of financial management, systems, and controls. As subcontractors, Johnson Controls and Peat Marwick were compensated on their customary fee-for-services bases and have been paid by the Company out of the amounts it received under the school management contracts. In addition, Johnson Controls had incentives built into its contracts with the Company which related to its ability to generate cost savings under the Company's school management contracts. The Company also entered into a separate strategic alliance with Computer Curriculum Corporation ("CCC"), pursuant to which CCC agreed to install and maintain computer hardware and provide and update educational computer software at the schools managed by the Company.

In July 1992, the Company, in cooperation with the Alliance, entered into a five-year management agreement with Baltimore City Public Schools (the "Baltimore District") under which the Company assumed management responsibility for the operation of nine schools in the Baltimore District in return for payment of a negotiated amount each year based on the average per-pupil expenditure in the Baltimore District. In March 1994, a contract was signed with an additional school in the Baltimore District to provide management services for a period of five years. Under these contracts, the Company was responsible for payment of all expenses related to the operation of the managed schools and bore the risk that these expenses could exceed contract revenues.

In December 1993, the Company entered into five-year consulting contracts with two schools in the Baltimore District. These "enterprise schools" were given the authority, through the Superintendent of Public Instruction for the Baltimore District, to contract out for services related to educational programs, financial resources, and physical facilities. The consulting contracts called for payment to the Company of a negotiated amount each year based on the average per-pupil expenditure in the Baltimore District. Utilizing these funds, the Company was responsible for payment of all expenses related to the operation of the schools.

These management and consulting contracts could be terminated by the Baltimore District for any reason upon ninety days' notice to the Company and in November 1995, the Baltimore Board of School Commissioners voted to cancel the management and consulting contracts with the Company, citing budgetary issues. The Company provided services to the contracted schools through March 4, 1996, the effective date of termination.

In November 1994, the Company entered into a five-year management contract (the "Hartford Contract") with the Board of Education of the city of Hartford, Connecticut, under which the Company provided comprehensive educational and management operating services to the 32-school public school system of the city of Hartford. The Company was responsible for the Hartford school district's general operating budget and the restricted and special grant funds received by the school district from the city of Hartford. The Company recognized revenue and expense under the Hartford Contract based on the amounts appropriated from the city of Hartford and the amounts actually expended and encumbered for the operation of the Hartford public school district during the school year. The Company would realize a profit for its services only if it generated cost savings in the delivery and administration of educational, financial, and noninstructional services, and such savings were acknowledged by the city of Hartford and the Hartford Board of Education.

The Hartford Contract provided for the reimbursement of certain expenditures incurred by the Company on the terms set forth therein. While the Company believes it should have been reimbursed for expenditures it made under the contract, city of Hartford and Hartford Board of Education officials did not acknowledge nor fulfill their contractual obligations to pay for the services provided and expenses incurred by the Company.

The Hartford Board of Education had the right to terminate the contract for any reason upon ninety days' notice to the Company. In January 1996, the Hartford Board of Education voted to seek an amicable dissolution of the contract, citing an impasse in negotiations with the Company on amounts owed to the Company for its management services.

In June 1995, the Company entered into a consulting contract with a private school in southern California to assist the school in the implementation of the Tesseract educational system and to provide other administrative services to improve both the educational offering and the management of the school. In July 1995, the Company entered into a consulting contract with an additional private school in southern California to provide similar services in implementing the Tesseract educational system in this newly created school. The Company receives consulting revenue on these contracts on a fee-for-services basis.

The educational consulting services can be distinguished from management services in that the Company acts only in an advisory capacity, evaluating, reporting on, and assisting with the implementation of the recommended services without having the responsibility for the school's operations as it would under a school management contract.

In addition to providing management and consulting services, the Company owns and operates the Tesseract Private Schools in Eagan, Minnesota, and Paradise Valley, Arizona. These two schools were operated by the Company under management agreements from March 1991 through December 1994. The Company purchased the schools in December 1994 which gave the Company full ownership of the schools effective January 1, 1995. Through its affiliation with the Tesseract Private Schools, the Company has developed a number of teacher training materials for schools utilizing the Tesseract educational system and other materials for overall school improvement. The Tesseract Private Schools will continue to be used by the Company to further develop and refine these materials.

While the Company believes it presently has few, if any, direct competitors, there are a number of public and private entities that are active in educational reform and provide alternative forms of school management services. Also, to the extent that companies are successful in obtaining school management contracts, it can be expected that other companies will attempt to compete directly with similar forms of school management programs. Many of the Company's potential competitors currently have financial resources superior to those of the Company.

The Company's single most prevalent competitor remains the public school system itself. Given the unique position of public education in this country, the Company believes that educational reforms implemented directly by existing school boards or superintendents will not face the same resistance from political and other bodies that may be experienced by the Company. The Company also competes with school reform efforts sponsored by private organizations and universities and with consultants hired by a school district to provide assistance with the identification of problems and implementation of solutions without taking control of the subject districts or schools within districts. In addition, there are a large number of private entities which market their services and products to public schools which compete with portions of the Company's school management program, including Johnson Controls, Peat Marwick, and CCC.

The education industry is subject to extensive federal, state, and local regulation. The impact of such regulation on the Company's business is uncertain. The Company's ability to do business with public schools is significantly affected by the legal powers and structure of the states and school districts within which the Company does or seeks to do business, including the federal, state, and local governmental regulations to which those school districts are subject. The Company believes that the laws of many states neither specifically authorize nor prohibit school districts from entering into contracts with third parties for the types of services offered by the Company. It is possible that a third party could challenge a school district's decision to award a contract to the Company in such a situation. In certain jurisdictions, the school district may be altogether precluded by law from entering into management contracts with third parties. In addition, many school districts are required to enter into a competitive bidding procedure before awarding contracts for products or services. The laws of certain jurisdictions may also require the Company to award subcontracts on a competitive basis and to subcontract to varying degrees with businesses owned by women or minorities. The Company's ability to successfully implement a management program for school districts further depends upon its ability to award subcontracts to certain key subcontractors or their successors. It is possible that a third party could challenge sole-source awards to the Company or to the Company's subcontractors as inconsistent with competitive bidding or minority contracting requirements.

Restrictions imposed on the content and delivery of public education by federal, state, and local regulations may also adversely affect the Company's ability to implement the managerial, financial, and educational changes necessary to achieve the cost savings or generate the incremental revenues necessary to realize a profit from delivery of its services. The Company would be obligated to comply with the requirements of each federal program supporting elementary and secondary education in which the contracting school district participates. Failure by the Company to meet these requirements may result in financial liability or contract termination. In the event that Company expenditures did not comply with federal regulatory requirements, the Company may be required to repay such expenditures.

The Company's public school marketing strategy has historically focused on management contracts with entire or significant portions of large, urban school districts where the need for educational improvement is well established. Attempts to provide meaningful educational reforms in these districts, particularly when initiated by a private, for-profit company, have been met with intense and organized resistance from teacher unions and other local and national political bodies with an interest in maintaining the status quo. The Company has encountered additional roadblocks in its efforts to initiate educational reforms by requirements in its previous contracts that the Company's services may be terminated with or without cause upon limited notice, thereby putting at risk the Company's ability to realize an educational or financial return on its investment in the district if the political winds shift.

Accordingly, the Company has decided to limit the resources allocated to this market and shift its focus and resources to the private school sector where it presently owns and operates two successful private schools. The Company expects to expand this business through internal growth and acquisitions. The Company will continue, though, to maintain a presence in the public school market as it believes this market is still evolving and eventually its management services will be accepted under terms and conditions that will provide for an appropriate return to the Company.

At September 1, 1996, the Company employed 125 employees, of which 18 were at the corporate level and 107 were teachers or administrators at the Tesseract Private Schools. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.


ITEM 2. PROPERTIES

The Company's headquarters is comprised of approximately 10,600 square feet of leased office space in Minneapolis, Minnesota. The Company also owns and operates private schools in Eagan, Minnesota, and Paradise Valley, Arizona. Each private school facility has approximately 21,000 square feet of classroom and administrative office space.


ITEM 3. LEGAL PROCEEDINGS

At June 30, 1996, the Company is not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock trades on The Nasdaq Stock Market under the symbol EAIN. For common stock price information, see Note 16. As of June 30, 1996, the Company's common stock was held by approximately 3,350 shareholders of record or through nominee or street name accounts with brokers.

The Company has not paid any cash dividends on its common stock and the board of directors presently intends to retain future earnings for use in the expansion of the Company's business.

ITEM 6. SELECTED FINANCIAL DATA

The table below shows selected financial data for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes contained in Item 14 herein and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 herein.



(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                     Year ended June 30,
                                             ----------------------------------------------------------------
                                             1996           1995           1994           1993           1992
                                             ----           ----           ----           ----           ----

STATEMENT OF OPERATIONS DATA:

  Revenues                                $115,090       $213,582        $34,403        $30,055         $2,944
  Gross profit (loss)                       (2,672)        (3,745)         3,876          2,983            (67)
  Net earnings (loss)                       (9,507)        (7,443)         2,534          1,119         (1,551)
  Net earnings (loss) per share           $  (1.27)      $  (1.09)       $   .33        $   .18         $ (.44)
  Weighted average shares outstanding        7,477          6,822          7,785          6,352          3,500

                                                                      June 30,
                                             ----------------------------------------------------------------
                                              1996          1995           1994           1993           1992
                                             ----           ----           ----           ----           ----
BALANCE SHEET DATA:

  Working capital (deficit)                $12,927        $(6,986)       $ 1,402        $ 8,051         $2,619
  Long-term marketable securities            7,322         28,972         26,262         27,106             -
  Total assets                              30,110         43,481         34,899         39,639          4,856
  Long-term debt                               309            636            253              5             27
  Shareholders' equity                     $24,312        $29,825        $29,397        $36,549         $2,911


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In July 1992, the Company entered into a five-year management agreement with Baltimore City Public Schools under which the Company assumed management responsibility for the operation of nine schools in the Baltimore District. In March 1994, a contract was signed with an additional school in the Baltimore District to provide management services for a period of five years. In December 1993, the Company entered into five-year consulting contracts with two additional schools in the Baltimore District. These management and consulting contracts (the "Baltimore Contracts") provided for payment to the Company of revenue based on the average dollars spent in the Baltimore District. Any expenditures over the amount received for the operation of these schools were the responsibility of the Company. The Baltimore Contracts allowed the Baltimore District to cancel the agreements for any reason upon ninety days' notice to the Company and in November 1995, the Baltimore Board of School Commissioners voted to cancel the Baltimore Contracts, citing budgetary issues. The Company provided services to the contracted schools through March 4, 1996, the effective date of termination.

In November 1994, the Company entered into a five-year management contract with the Board of Education of the city of Hartford, Connecticut, under which the Company provided comprehensive educational and management operating services to the 32-school public school system of the city of Hartford. The Company was responsible for the Hartford school district's general operating budget and the restricted and special grant funds received by the school district from the city of Hartford.

The Hartford Contract provided for the reimbursement of certain expenditures incurred by the Company on the terms set forth therein. While the Company believes it should have been reimbursed for expenditures it made under the contract, city of Hartford and Hartford Board of Education officials did not acknowledge nor fulfill their contractual obligations to pay for the services provided and expenses incurred by the Company.

The Hartford Board of Education had the right to terminate the contract for any reason upon ninety days' notice to the Company. In January 1996, the Hartford Board of Education voted to seek an amicable dissolution of the contract, citing an impasse in negotiations with the Company on amounts owed to the Company for its management services.

The accompanying consolidated financial statements also reflect the operations of private schools in Eagan, Minnesota, and Paradise Valley, Arizona. The Tesseract Private Schools, operated by the Company under management agreements from March 1991 through December 1994, were purchased by the Company effective January 1, 1995. For the period through December 1994, school management revenue and expenses include the Company's management fees for the operation of the Tesseract Private Schools, as well as operating costs of the schools that were reimbursed to the Company when the schools achieved positive cash flow. Tuition and other revenue and private school costs and other expenses for the period subsequent to December 1994 includes actual tuition revenue received and expenses incurred by the schools in that period.


RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1996 AND 1995. Total revenue in 1996 was $115,090,000 compared to $213,582,000 in 1995, a decrease of $98,492,000.
This decrease reflects the impact of the termination of the Hartford and Baltimore Contracts during the third quarter of the current year.

With the January 1996 termination of services, no revenue was recorded on the Hartford Contract subsequent to December 31, 1995. Total Hartford school management revenue recorded in 1996 was $89,192,000, compared to $175,625,000 in 1995. Revenue on the Baltimore management contracts, which was recorded through the March 4, 1996 termination date, totaled $21,503,000 in 1996, compared to $34,197,000 in 1995.

Tuition and other revenue in 1996 represent tuition revenue from the Tesseract Private Schools as well as consulting revenue generated from the Company's public and private school consulting contracts. Tuition and other revenue in 1995 represent tuition revenue from the Tesseract Private Schools beginning January 1, 1995, as well as public school consulting revenue.

Direct expenses in 1996 were $117,762,000 compared to $217,327,000 in 1995, a decrease of $99,565,000. This decrease related to the termination of the Hartford and Baltimore school management contracts as previously discussed.

School management expenses related to the Hartford Contract were $90,374,000 in 1996, compared to $181,125,000 in 1995. Included in 1996 and 1995 amounts were charges of $4,255,000 and $5,500,000, respectively, related to costs incurred under the contract but not yet reimbursed by the Hartford Board of Education.

In June 1996, the Company reached partial settlement with city of Hartford and Hartford Board of Education officials on amounts owed the Company under its school management contract. Hartford paid the Company $3,073,000 for the computers installed in and the capital improvements made to the Hartford schools. This amount has been included in school management expenses as a recovery against amounts previously written-off under the contract.

School management expenses related to the Baltimore contracts were $21,770,000 in 1996, compared to $32,735,000 in 1995.

In addition to the school management expenses directly related to the management contracts, the Company recorded a charge of $2,000,000 during 1996 to cover estimated write-offs and shutdown costs associated with the cancellation of the Baltimore and Hartford Contracts. The Company also recorded provisions in prior years for various disputed items and contingencies under the contracts. The Company believes these reserves are adequate to cover any contingencies and other commitments under the Contracts.

Private school costs and other expenses in 1996 and 1995 primarily relate to expenses incurred at the Tesseract Private Schools from January 1, 1995 through June 30, 1996.

Selling, general, and administrative expenses in 1996 were $5,061,000 compared to $5,862,00 in 1995, a decrease of $801,000. This decrease was the result of reductions in marketing and legal expenditures in 1996, offset by increases in personnel costs due to higher personnel levels early in the year and severance costs from staff cutbacks in the last half of the year.

Other income (expense) was a net expense of $1,774,000 in 1996, compared to net income of $2,164,000 in 1995. The results for 1996 include a charge of $3,400,000 to reflect what the Company believes is a permanent impairment in the value of its investment portfolio and its related decision to liquidate these investments in fiscal 1997. This write-down to market value had previously been reported as a direct charge to shareholders' equity. Interest income in 1996 totaled $1,885,000, compared to $2,330,000 in 1995. This decrease is due to lower investable funds in 1996. The increase in interest expense from $151,000 in 1995 to $249,000 in 1996 is primarily the result of the financing of the Tesseract Private Schools purchase which occurred in December 1994.

For the year ended June 30, 1996, the Company recorded a net loss of $9,507,000, or $1.27 per share compared to a net loss of $7,443,000, or $1.09 per share in 1995. The increase in the net loss is primarily due to the impact of the cancellation of the Baltimore Contracts and the marketable securities charge recorded in 1996.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1995 AND 1994. Total revenue in 1995 was $213,582,000 compared to $34,403,000 in 1994, an increase of $179,179,000.
The increase is due to increases in school management revenue, primarily related to revenue generated from the Hartford Contract. School management revenue from the Hartford Contract, recognition of which began in October 1994, totaled $175,625,000. School management revenue related to the management contracts in Baltimore totaled $34,197,000 in 1995, compared to $30,864,000 in 1994. This increase was due to an increase in the number of schools under management contracts in Baltimore. During 1995, the Company provided management services to ten schools in Baltimore. During 1994, the Company provided management services to nine schools for the full year, with management services provided to the tenth school beginning in March 1994. Other school management revenue represents the Company's fee and reimbursement of costs related to the operation of the Tesseract Private Schools prior to their purchase by the Company in December 1994.

Tuition and other revenue in 1995 and 1994 represent tuition revenue from the Tesseract Private Schools beginning January 1, 1995, as well as consulting revenue generated from the Company's consulting contracts in Baltimore and Dade County.

Direct expenses in 1995 were $217,327,000 compared to $30,527,000 in 1994, an increase of $186,800,000. The increase in direct expenses relates to increases in school management expenses, primarily associated with the Hartford Contract. School management expenses related to the Hartford Contract were $181,125,000. This amount includes a charge of $5,500,000 related to costs incurred but not yet reimbursed under the contract. The Hartford Contract provided that recovery of certain costs incurred on the contract were contingent on the Company generating sufficient cost savings over the term of the contract to pay for such costs. While the Company believed sufficient savings to cover reimbursable costs incurred in 1995 had been identified, city of Hartford and Hartford Board of Education officials had not acknowledged such savings. As a result of uncertainties regarding collectability of the reimbursable expenditures, the Company recorded the charge in the fourth quarter of 1995.

School management expenses related to the Company's management contracts in Baltimore were $32,735,000 in 1995, compared to $27,225,000 in 1994. This increase is due to an increase in the number of schools under management contract, as discussed above. In addition, unanticipated costs for additional required educational staffing, and a 4.6% increase in the average teacher salary paid to the Baltimore District contributed to the increase in costs on the Baltimore management contracts in 1995 as compared to 1994.

Other school management expense relates to the operation of the Tesseract Private Schools prior to the purchase of the schools by the Company in December 1994.

Private school costs and other expenses relate to expenses incurred at the Tesseract Private Schools subsequent to December 1994 and expenses associated with the Company's consulting contract with Dade County.

Selling, general, and administrative expenses were $5,862,000 in 1995 compared to $4,177,000 in 1994, an increase of $1,685,000. During 1995, the Company made investments in personnel and other infrastructure required to perform under existing school management contracts and to continue pursuit of additional school management contracts. Marketing and legal expenditures also increased during 1995 as the Company continued to pursue additional school management contracts.

Other income was $2,164,000 in 1995 compared to $2,881,000 in 1994, a decrease of $717,000. Investment income decreased from $2,883,000 in 1994 to $2,315,000 in 1995. This decrease is primarily due to lower yields obtained on the Company's investment portfolio during 1995, as the portfolio had been negatively impacted by the rise in interest rates that occurred during 1994 and 1995. Also included in investment income for 1995 were realized losses on marketable securities totaling $3,015,000, offset by a gain on the settlement of a dispute with the Company's investment management firm of $3,000,000. As a result of the dispute settlement, the Company had the right to sell securities to the investment management firm for amounts exceeding fair value by a minimum of $3,000,000. The gain on settlement could increase to $4,500,000 based upon an arbitrators decision required to settle the dispute (see Note 6).

The increase in interest expense was primarily the result of the financing of the Tesseract Private Schools purchase and various capital lease commitments entered into at the managed schools in Baltimore during 1995.

The Company recorded a net loss of $7,443,000, or $1.09 per share in 1995 compared to net earnings of $2,534,000, or $.33 per share in 1994. The decline in earnings from 1994 to 1995 is primarily attributable to the charge recorded on the Hartford Contract, lower margins generated in Baltimore, and increases in selling, general, and administrative expenses.

CAPITAL RESOURCES AND LIQUIDITY

During the year ended June 30, 1996, the Company satisfied its working capital needs principally from cash provided from sales of marketable securities during the year.

Cash used in operating activities totaled $4,189,000, primarily due to the net loss incurred during the year. The Company received cash of $22,763,000 from sales and maturities of marketable securities during 1996.

Cash investments in property and equipment totaled $2,261,000 during 1996, including $1,699,000 related to building improvements and technology additions at the Company's managed schools in Baltimore and Hartford.

During 1996, the Company used proceeds from the sales of marketable securities to retire the short-term borrowings that were utilized to finance the Company's purchase of the Tesseract Private Schools in December 1994.

At June 30, 1996, the Company had working capital of $12,927,000, an increase of $19,913,000 over the working capital deficit at June 30, 1995. This increase is primarily due to the sales of marketable securities as previously discussed. Approximately $675,000 of marketable securities at June 30, 1996 were pledged to collateralize various capital lease commitments. As discussed in Note 3, subsequent to June 30, 1996, the Company entered into an agreement with the Baltimore District that resolved all outstanding issues related to the Baltimore Contracts. As part of the settlement agreement, the Company has agreed to provide a letter of credit for a period of five years as security for any federal or state restricted fund audit exceptions that relate to the periods during which the Company managed or consulted with the schools. The letter of credit requirement begins at $1,000,000 for fiscal 1997 and declines each year to $200,000 in fiscal 2001. The Company will be required to pledge securities as collateral for this letter of credit.

As discussed in Note 3, subsequent to year-end, the Company reached a preliminary agreement with Hartford officials on the remaining amounts owed to the Company. Under the proposed settlement, the Company will receive $3,250,000 in annual installments of $650,000 over the next five years, with the first payment due in July 1997. These annual payments will be recorded in income as they are received. This settlement is subject to the execution of a definitive agreement. Although the Company expects to conclude these negotiations in the near future, there can be no assurance that a final agreement will be reached on terms satisfactory to the Company. In addition, as discussed in Note 6, the Company's investment management firm agreed to pay the Company $1,250,000 to resolve all remaining disputes relating to the firm's management of the Company's investment portfolio. This settlement will be included in the Company's fiscal 1997 operating results.

The Company believes it has sufficient cash on hand and liquidity within its investment portfolio to ensure uninterrupted performance on its operating obligations as currently structured and anticipated. No assurance can be made, however, that this will remain the case.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes and schedule are included in Item 14 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information set forth under the captions "Proposal Number One: Election of Directors" and "Executive Officers and Compensation" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information set forth under the caption "Executive Officers and Compensation" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

    (1) CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated financial statements of the Company and its subsidiary begin on page 14 in the Appendix. The Report of Independent Public Accountants on the Company's consolidated financial statements is presented on page 15 in the Appendix.

    (2) FINANCIAL STATEMENT SCHEDULES

        See Index to Consolidated Financial Statements and Schedules on page 14 in the Appendix. The financial statement schedule should be read in conjunction with the consolidated financial statements. All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended June 30, 1996.

    EXHIBITS

    The following exhibits are filed as part of this Annual Report on Form 10-K for the year ended June 30, 1996.

    Exhibit
    Number   Exhibit Description
    ------   -------------------

    3.1      Restated Articles of Incorporation of the Company. (1)

    3.2      Amendment of the Restated Articles of Incorporation of the Company.
             (2)

    3.3      By-Laws of the Company. (3)

    4.1      Specimen Certificate of Common Stock. (4)

    4.2      Share Rights Plan dated September 8, 1993. (5)

    10.1* Employment Agreement between the Company and Philip E. Geiger dated August 10, 1993. (10)

    10.2*    1988 Education Alternatives, Inc. Stock Option Plan, as amended.

    10.3 Real Property Lease between the Company and Zeller-Minnesota Limited Partnership dated October 30, 1992. (7)

    10.4 Agreement between the Company and Tesseract Development Company II dated January 14, 1989. (14)

    10.5 Teaming Agreement between the Company, Johnson Controls World Services Inc. and KPMG Peat Marwick dated December 5, 1991. (8)

    10.6* Employment Agreement between the Company and John T. Golle dated January 1, 1991. (11)

    10.7* Employment Agreement between the Company and Mable E. Gaskins dated January 20, 1992. (12)

    10.8* Amendment to Employment Agreement between the Company and John T. Golle dated September 8, 1993. (9)

    10.9* 1992 Education Alternatives, Inc. Long-Term Executive Stock Option Plan, as amended. (6)

    10.10* Amendment to Employment Agreement between the Company and John T. Golle dated March 20, 1992. (15)

    10.11* Employment Agreement between the Company and Gerald A. Haugen dated January 15, 1996. (13)

    11       Statement re Computation of Per Share Earnings (Loss).

    23       Consent of Arthur Andersen LLP.

    27       Financial Data Schedule (EDGAR version only).

    -------------------------------

    *     Management contract or compensatory plan or arrangement.

    (1) Incorporated herein by reference to Exhibit 3.2 to the Company's Amendment No. 1 to Form S-18 Registration Statement (Registration Number 33-39481-C).

    (2) Incorporated herein by reference to the same numbered Exhibit to the Company's Amendment No. 1 to Form S-1 Registration Statement (Registration Number 33-46791).

    (3) Incorporated herein by reference to the same numbered Exhibit to the Company's Form S-18 Registration Statement (Registration Number 33-39481-C).

    (4) Incorporated herein by reference to the same numbered Exhibit to the Company's Amendment No. 1 to Form S-18 Registration Statement (Registration Number 33-39481-C).

    (5) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

    (6) Incorporated herein by reference to Exhibit Number 10.26 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

    (7) Incorporated herein by reference to Exhibit 10.10 to the Company's Form S-1 Registration Statement (Registration Number 33-59698).

    (8) Incorporated herein by reference to Exhibit 10.12 to the Company's Form S-1 Registration Statement (Registration Number 33-46791).

    (9) Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

    (10) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 1994.

    (11) Incorporated herein by reference to Exhibit 10.17 to the Company's Amendment No. 1 to Form S-18 Registration Statement (Registration Number 33-39481-C).

    (12) Incorporated herein by reference to Exhibit 10.18 to the Company's Amendment No. 1 to Form S-1 Registration Statement (Registration Number 33-46791).

    (13) Incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the quarter ended December 31, 1995.

    (14) Incorporated herein by reference to Exhibit 10.11 to the Company's to Form S-18 Registration Statement (Registration Number 33-39481-C).

    (15) Incorporated herein by reference to Exhibit 10.24 to Amendment No. 2 to the Company's Form S-1 Registration Statement (Registration Number 33-46791).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EDUCATION ALTERNATIVES, INC.


                                            By /s/ Gerald A. Haugen
                                              -----------------------------
                                            Gerald A. Haugen
Date: September 25, 1996                    Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John T. Golle
- -----------------------------------
John T. Golle
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)                                 September 25, 1996

/s/ Richard T. Burke
- -----------------------------------
Richard T. Burke
Director                                                      September 25, 1996

/s/ Robert I. Karon
- -----------------------------------
Robert I. Karon
Director                                                      September 25, 1996

/s/ Gale R. Mellum
- -----------------------------------
Gale R. Mellum
Director                                                      September 25, 1996

/s/ John T. Walton
- -----------------------------------
John T. Walton
Director                                                      September 25, 1996

/s/ Gerald A. Haugen
- -----------------------------------
Gerald A. Haugen
Chief Financial Officer
(Principal Financial and Accounting Officer)                  September 25, 1996

                          EDUCATION ALTERNATIVES, INC.                  APPENDIX

                         INDEX TO CONSOLIDATED FINANCIAL
                            STATEMENTS AND SCHEDULES


                                                                            Page
                                                                            ----

Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . 15

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . . 16

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . 17

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . 18

Consolidated Statements of Shareholders' Equity. . . . . . . . . . . . . . . 19

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . 20

Schedule II--Valuation and Qualifying Accounts . . . . . . . . . . . . . . . 29

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Education Alternatives, Inc.

We have audited the accompanying consolidated balance sheets of Education Alternatives, Inc. (a Minnesota corporation) and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Education Alternatives, Inc. and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                           ARTHUR ANDERSEN LLP
 Minneapolis, Minnesota,
 September 24, 1996

EDUCATION ALTERNATIVES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Year ended June 30,
                                              ---------------------------------
                                                1996         1995        1994
                                              --------     --------    --------
REVENUES
 School management                          $ 110,695    $ 211,562   $  34,104
 Tuition and other                              4,395        2,020         299
                                              --------     --------    --------
                                              115,090      213,582      34,403
                                              --------     --------    --------
DIRECT EXPENSES
 School management                            114,144      215,475      30,281
 Private school costs and other                 3,618        1,852         246
                                              --------     --------    --------
                                              117,762      217,327      30,527
                                              --------     --------    --------

GROSS PROFIT (LOSS)                            (2,672)      (3,745)      3,876

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES    5,061       5,862       4,177
                                              --------     --------    --------


OPERATING LOSS                                 (7,733)      (9,607)       (301)

OTHER INCOME (EXPENSE)
 Investment income (loss)                      (1,525)       2,315       2,883
 Interest expense                                (249)        (151)         (2)
                                              --------     --------    --------
                                               (1,774)       2,164       2,881
                                              --------     --------    --------

EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE      (9,507)      (7,443)      2,580

INCOME TAX EXPENSE                                  -            -          46
                                              --------     --------    --------
NET EARNINGS (LOSS)                           $(9,507)     $(7,443)    $ 2,534
                                              --------     --------    --------
                                              --------     --------    --------

NET EARNINGS (LOSS) PER SHARE                 $ (1.27)     $ (1.09)    $   .33
                                              --------     --------    --------
                                              --------     --------    --------

WEIGHTED AVERAGE SHARES OUTSTANDING             7,477        6,822       7,785
                                              --------     --------    --------
                                              --------     --------    --------



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

EDUCATION ALTERNATIVES, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)
                                                                June 30,
                                                        ------------------------
                                                           1996          1995
                                                        ----------    ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents, including
    restricted cash (1995--$2,415)                       $15,391      $  2,449
  Marketable securities                                    2,221             -
  Accounts receivable, net of allowance
    (1996--$53; 1995--$49)                                   442           184
  Settlement receivable                                      116         3,000
  Other current assets                                       246           401
                                                         --------      --------
      Total current assets                                18,416         6,034

LONG-TERM MARKETABLE SECURITIES                            7,322        28,972

PROPERTY AND EQUIPMENT, NET                                4,372         8,475
                                                         --------      --------

                                                         $30,110       $43,481
                                                         --------      --------
                                                         --------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                  $     -       $ 3,300
  Accounts payable                                           470         1,791
  Other current liabilities                                5,019         7,929
                                                         --------      --------
      Total current liabilities                            5,489        13,020

LONG-TERM DEBT                                               309           636

COMMITMENTS AND CONTINGENCIES (Notes 3, 10, and 15)

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value,
    5,000,000 shares authorized; no
    shares issued and outstanding                              -             -
  Common stock, $.01 par value,
    25,000,000 shares authorized;
    issued and outstanding 1996--7,488,970 shares;
    1995--7,352,352 shares                                    75            74
  Additional paid-in capital                              46,386        46,080
  Unrealized losses on marketable securities                   -        (3,687)
  Accumulated deficit                                    (22,149)      (12,642)
                                                         --------      --------
      Total shareholders' equity                          24,312        29,825
                                                         --------      --------
                                                         $30,110       $43,481
                                                         --------      --------
                                                         --------      --------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

EDUCATION ALTERNATIVES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

                                                                              Year ended June 30,
                                                                   ----------------------------------------
                                                                      1996           1995           1994
                                                                   ----------     ----------      ---------
OPERATING ACTIVITIES
  Net earnings (loss)                                              $ (9,507)      $ (7,443)       $ 2,534
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                     1,214            963            460
    Provision for doubtful accounts                                       4            117            183
    Amortization of discount on marketable securities                   (17)          (139)           (84)
    Losses on marketable securities                                   3,410             15              -
    Other                                                                 -              -             86
    Changes in operating assets and liabilities:
      Accounts receivable                                              (262)           212           (153)
      Other current assets                                              155           (106)            37
      Accounts payable                                               (1,321)         1,013           (339)
      Other current liabilities                                       2,135          5,277            466
                                                                  ----------     ----------      ---------
         Net cash provided by (used in) operating activities         (4,189)           (91)         3,190
                                                                  ----------     ----------      ---------

INVESTING ACTIVITIES
  Additions to property and equipment                                (2,261)        (3,568)          (738)
  Purchases of marketable securities                                      -           (196)       (55,130)
  Proceeds from sales and maturities of marketable securities        22,763          1,407         47,500
                                                                  ----------     ----------      ---------
         Net cash provided by (used in) investing activities         20,502         (2,357)        (8,368)
                                                                  ----------     ----------      ---------
FINANCING ACTIVITIES
  Advances (repayments) on management and consulting contracts, net     (69)        (1,233)         1,429
  Proceeds from exercise of stock options and warrants                  307          1,074            733
  Repayment of short-term borrowings and long-term debt              (3,609)          (165)           (46)
                                                                  ----------     ----------      ---------
       Net cash provided by (used in) financing activities           (3,371)          (324)         2,116
                                                                  ----------     ----------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     12,942         (2,772)        (3,062)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        2,449          5,221          8,283
                                                                  ----------     ----------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  15,391      $   2,449       $  5,221
                                                                  ----------     ----------      ---------
                                                                  ----------     ----------      ---------



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

EDUCATION ALTERNATIVES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(IN THOUSANDS)

                                           Common Stock                        Unrealized
                                    --------------------------   Additional     Losses on
                                       Number                       Paid-In    Marketable     Accumulated
                                    of Shares         Amount        Capital    Securities       Deficit
                                    ---------         ------       --------    ----------      ---------

BALANCE, JUNE 30, 1993                  6,179        $    62      $  44,220         $    -      $  (7,733)

Net earnings                                -              -              -              -          2,534

Issuance of common stock upon
exercise of stock options
and warrants                              283              3            730              -              -

Unrealized holding losses
on marketable securities                    -              -              -        (10,484)             -

Other                                       3              -             65              -              -
                                        -----        -------        -------        -------       ---------


BALANCE, JUNE 30, 1994                  6,465             65         45,015        (10,484)        (5,199)

Net loss                                    -              -              -              -         (7,443)

Issuance of common stock upon
exercise of stock options
and warrants                              887              9          1,065              -              -

Change in net unrealized holding
losses on marketable securities                -           -              -          6,797              -
                                        -----        -------        -------        -------       ---------

BALANCE, JUNE 30, 1995                  7,352             74         46,080         (3,687)       (12,642)

Net loss                                    -              -              -              -         (9,507)

Issuance of common stock upon
exercise of stock options
and warrants                              137              1            306              -              -

Change in net unrealized holding
losses on marketable securities             -              -              -          3,687              -
                                        -----        -------        -------        -------       ---------

BALANCE, JUNE 30, 1996                  7,489        $    75        $46,386        $     -       $(22,149)
                                        -----        -------        -------        -------       ---------
                                        -----        -------        -------        -------       ---------



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

EDUCATION ALTERNATIVES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Education Alternatives, Inc. and its wholly owned subsidiary, Education Alternatives of Connecticut, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company provides management and consulting services to public schools and owns, operates, and consults with private schools.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES: Cash and cash equivalents, consisting of highly liquid investments with a maturity of three months or less when purchased, are stated at cost which approximates market.

The Company has classified its marketable securities as available-for-sale and is carrying the securities at fair value, with any unrealized gains and losses reported as a separate component of shareholders' equity.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives, ranging from five to thirty years. Capital improvements at managed schools are stated at cost and depreciated on the straight-line method over the remaining life of the contract. The Company uses accelerated methods of depreciation for income tax purposes.

REVENUE RECOGNITION: The Company applies its accounting policy for revenue recognition based on the terms of each contract. On management contracts, where the Company assumes the full risks of loss/reward on the contract and has substantial control over the operation of the school, revenues and expenses are included in the accompanying consolidated statements of operations. The Company believes this represents the most useful presentation for the financial statement user. Consulting contracts, under which the Company has less control than the management contracts, are reported on a net fee basis, with consulting revenue recorded based on the difference between total revenue and total expense on the contract.

EARNINGS (LOSS) PER SHARE: Earnings (loss) per share is computed by dividing net earnings (loss) for the year by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options and warrants have been excluded from loss per share computations as their effects are antidilutive.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and contingency disclosures included in the financial statements. Ultimate results could differ from these estimates.

FINANCIAL STATEMENT RECLASSIFICATIONS: Certain 1994 and 1995 amounts have been reclassified to conform to the 1996 presentation. These reclassifications had no effect on the previously reported results of operations or shareholders' equity.

NEW ACCOUNTING PRONOUNCEMENT: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company will be required to adopt SFAS No. 123 in fiscal 1997. This statement will have no impact on the financial condition or results of operations of the Company.

NOTE 3--PUBLIC SCHOOL CONTRACTS

BALTIMORE: In July 1992, the Company entered into a five-year contract with Baltimore City Public Schools (the "Baltimore District") under which the Company assumed management responsibility for the operation of nine schools. In March 1994, a contract was signed with an additional school to provide management services for a period of five years. In December 1993, the Company entered into five-year consulting contracts with two additional schools. These management and consulting contracts (the "Baltimore Contracts") provided for payment to the Company of revenue based on the average dollars spent per pupil in the Baltimore District. Any expenditures over the amount received for the operation of these schools were the responsibility of the Company. The Baltimore Contracts allowed the Baltimore District to cancel the agreements for any reason upon ninety days' notice to the Company and in November 1995, the Baltimore Board of School Commissioners voted to cancel the Baltimore Contracts, citing budgetary issues. The Company provided services to the contracted schools through March 4, 1996, the effective date of termination.

The funding of school operations in the Baltimore District consisted of restricted and unrestricted funds. During 1996, the Company received approximately $2,750,000 in restricted federal and state funds. Expenditure of these funds is subject to federal and state regulatory audits. While the Company believes it has complied with all applicable regulations, there is no certainty that issues regarding regulatory matters will not arise that may impact the Company's future operating results or financial condition.

Subsequent to June 30, 1996, the Company entered into an agreement with the Baltimore District that resolved all outstanding issues related to the Baltimore Contracts. The Company assigned title to the capital improvements made to and the technology purchased for the managed schools to the Baltimore District in exchange for, among other things, the release of all claims made by the Baltimore District. In addition, the Company has agreed to provide a letter of credit for a period of five years as security for any federal or state restricted fund audit exceptions that relate to the periods during which the Company managed or consulted with the schools. The letter of credit requirement begins at $1,000,000 for fiscal 1997 and declines each year to $200,000 in fiscal 2001.

HARTFORD: In November 1994, the Company entered into a five-year management contract (the "Hartford Contract") with the Board of Education of the city of Hartford, Connecticut under which the Company provided comprehensive educational and management operating services for the 32-school public school system of the city of Hartford. The Company was responsible for the Hartford school district's general operating budget and the restricted and special grant funds received by the school district from the city of Hartford.

The Hartford Contract provided for the reimbursement of certain expenditures incurred by the Company on the terms set forth therein. While the Company believes it should have been reimbursed for expenditures it made under the contract, city of Hartford and Hartford Board of Education officials did not acknowledge nor fulfill their contractual obligations to pay for the services provided and expenses incurred by the Company.

The Hartford Board of Education had the right to terminate the contract for any reason upon ninety days' notice to the Company. In January 1996, the Hartford Board of Education voted to seek an amicable dissolution of the contract, citing an impasse in negotiations with the Company on amounts owed to the Company for its management services.

In June 1996, the Company reached partial settlement with the city of Hartford and Hartford Board of Education officials on amounts owed the Company under its school management contract. Hartford paid the Company $3,073,000 for the computers installed in and the capital improvements made to the Hartford schools. This amount has been included in school management expenses as a recovery against amounts previously written-off under the contract.

Subsequent to June 30, 1996, the Company reached a preliminary agreement with Hartford officials on the remaining amounts owed to the Company. Under the proposed settlement, the Company will receive $3,250,000 in annual installments of $650,000 over the next five years, with the first payment due in July 1997. These annual payments will be recorded in income as they are received. In addition, both parties will release each other from any further claims under the management contract. This settlement is subject to the execution of a definitive agreement. Although the Company expects to conclude these negotiations in the near future, there can be no assurance that a final agreement will be reached on terms satisfactory to the Company.

NOTE 4--CONSULTING CONTRACTS

In June 1995, the Company entered into a consulting contract with a private school in southern California to assist the school in the implementation of the Tesseract educational system and to provide other administrative services to improve both the educational offering and the management of the school. In July 1995, the Company entered into a consulting contract with an additional private school in southern California to provide similar services in implementing the Tesseract educational system in this newly created school. The Company receives consulting revenue on these contracts on a fee-for-services basis.

NOTE 5--PRIVATE SCHOOLS PURCHASE

On December 30, 1994, the Company purchased from Tesseract Development Company, a partnership in which an officer/director of the Company was a 50% partner, the two private schools it operated under management agreements since March 1991. The cash purchase price of $3,300,000 for the schools located in Eagan, Minnesota, and Paradise Valley, Arizona, was based on an independent appraisal. This transaction was accounted for under the purchase method of accounting. Beginning January 1, 1995, the Company has recorded all revenue and expense associated with the operation of the two schools in its consolidated statement of operations.

Prior to January 1, 1995, the Company managed these same schools under separate management agreements. The terms of the management agreements provided that the Company furnish all employees, curriculum, materials, furniture, and equipment and also pay other expenses related to the operation of the schools. For these services, the Company was entitled to an annual management fee for each school plus reimbursement of expenses incurred, subject to the schools generating positive cash flow. Accumulated but uncollected fees totaling $692,000, fully reserved due to continuing cash shortfalls at the schools, were written off at December 31, 1994.

NOTE 6--MARKETABLE SECURITIES

The Company has classified its marketable securities as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. Available-for-sale securities are carried at fair value, with any unrealized gains and losses reported as a separate component of shareholders' equity.

At June 30, 1996, the Company had approximately $675,000 of marketable securities pledged as collateral for various capital lease commitments. The following is a summary of marketable securities:


                                                        Unrealized     Estimated
                                               Cost       Losses      Fair Value
                                            ----------  ----------    ----------
June 30, 1996

U.S. Treasury securities                    $2,221,000    $      -    $2,221,000
Other U.S. government agency securities      4,023,000           -     4,023,000
Other debt securities                        1,839,000           -     1,839,000
Investment in fixed income mutual fund       1,460,000           -     1,460,000
                                            ----------    --------    ----------
                                            $9,543,000    $      -    $9,543,000
                                            ----------    --------    ----------
                                            ----------    --------    ----------

                                                        Unrealized     Estimated
                                              Cost        Losses      Fair Value
                                           -----------  ----------   -----------
June 30, 1995
- -------------
U.S. Treasury securities                   $ 5,753,000  $   90,000   $ 5,663,000
Other U.S. government agency securities     21,066,000   2,168,000    18,898,000
Other debt securities                        3,572,000     768,000     2,804,000
Investment in fixed income mutual fund       2,268,000     661,000     1,607,000
                                            ----------    --------    ----------
                                           $32,659,000  $3,687,000   $28,972,000
                                           -----------  ----------   -----------
                                           -----------  ----------   -----------

The fixed income mutual fund is comprised primarily of structured notes involving securities of the U.S. government, its agencies, or instrumentalities.

The amortized cost and estimated fair value of debt and equity securities at June 30, 1996, by contractual maturity, are shown below. The table includes mortgage-backed securities which do not have a single maturity date. These securities have been presented in the maturity group based on the securities estimated maturity date, determined at applicable current market interest rates.

                                                                  Estimated
                                                     Cost        Fair Value
                                                 -----------    -----------

Debt securities
  Due within one year                             $2,221,000     $2,221,000
  Due after ten years through fifteen years        3,610,000      3,610,000
  Due after fifteen years through twenty years       573,000        573,000
  Due after twenty years                           1,679,000      1,679,000
Investment in fixed income mutual fund             1,460,000      1,460,000
                                                  ----------     ----------
                                                  $9,543,000     $9,543,000
                                                  ----------     ----------
                                                  ----------     ----------

During the fourth quarter of 1996, the Company recorded a charge of $3,400,000 to reflect what the Company believes is a permanent impairment in the value of its investment portfolio and its related decision to liquidate these investments in fiscal 1997. This write-down to market value had been previously reported as a direct charge to shareholders' equity. The Company will continue to classify its marketable securities portfolio as available-for-sale. Any future unrealized gains and losses from the adjusted cost basis will be reported as a separate component of shareholders' equity.

During 1995, the Company and the firm hired to manage the Company's investment portfolio became involved in a dispute over the purchase and management of certain securities included in the Company's investment portfolio. An officer/director of the Company was a board member of a company, whose mutual funds were advised by the Company's investment management firm, from March 1987 to June 1995. The Company and its investment management firm entered into a settlement agreement on June 30, 1995, whereby the investment management firm agreed to reimburse the Company a minimum of $3,000,000 for losses on the Company's portfolio. Under the terms of the agreement, the investment management firm could be required to pay an additional $1,500,000 based on an arbitrator's decision required to settle the dispute.

At June 30, 1995, the Company recorded a $3,000,000 loss on marketable securities and a corresponding reduction in the unrealized loss on marketable securities, representing the difference between amortized cost and fair value of designated securities which were sold in 1996 or are to be sold to the investment management firm. The Company also recorded a gain on the dispute settlement totaling $3,000,000.

During 1996, the Company received proceeds of $22,653,000 on the sale of securities, including $19,130,000 from the Company's investment manager related to the settlement of the dispute previously discussed. The securities purchased by the investment manager had a fair value of $16,246,000 at the time of purchase, with the difference between cost and fair value at the time of purchase allocated to the settlement amount. Realized losses on the sale of securities in 1996 totaled $10,000. During 1995, the Company received proceeds of $1,110,000 on the sale of securities, realizing losses of $15,000. For purposes of calculating realized gains and losses on sales of marketable securities, the amortized cost of each security sold is used.

Subsequent to June 30, 1996, the Company's investment management firm agreed to pay the Company $1,250,000 to resolve all remaining disputes relating to the firm's management of the Company's investment portfolio. This settlement will be included in the Company's fiscal 1997 operating results.


NOTE 7--PROPERTY AND EQUIPMENT

Property and equipment at June 30 consist of the following:

                                                     1996          1995
                                                  ----------    -----------

Land                                              $1,305,000     $1,305,000
Buildings                                          1,905,000      1,905,000
Furniture and equipment                            2,174,000      3,242,000
Capital improvements at managed schools                    -      3,881,000
Less accumulated depreciation and amortization    (1,012,000)    (1,858,000)
                                                  -----------    -----------
                                                  $4,372,000     $8,475,000
                                                  -----------    -----------
                                                  -----------    -----------

During 1995, additions to furniture and equipment and capital improvements at managed schools totaling $538,000 and $274,000, respectively, were financed through capital lease commitments.

At June 30, property and equipment include the following amounts related to assets under capital leases:

                                                     1996          1995
                                                  ----------    -----------

Furniture and equipment                             $325,000       $866,000
Capital improvements at managed schools                   -         274,000
Less accumulated depreciation and amortization      (154,000)      (251,000)
                                                  -----------    -----------
                                                    $171,000       $889,000
                                                  -----------    -----------
                                                  -----------    -----------

NOTE 8--OTHER CURRENT LIABILITIES

Other current liabilities at June 30 consist of the following:

                                                     1996           1995
                                                  ----------    -----------

Accrued expenses--managed schools                 $1,767,000     $3,052,000
Reserve for contract contingencies                 1,420,000      2,756,000
Deposits and prepaid tuition from private schools    656,000        817,000
Current portion of long-term debt                    337,000        319,000
Other                                                839,000        985,000
                                                  ----------     ----------
                                                  $5,019,000     $7,929,000
                                                  ----------     ----------
                                                  ----------     ----------

NOTE 9--LONG-TERM DEBT

Long-term debt at June 30 consists of the following:

                                                      1996          1995
                                                  -----------    -----------
4.75% note due August 1999                          $ 10,000       $ 14,000
Capital lease obligations (interest rates
ranging from 7.28% to 9.49%)                         636,000        941,000
                                                  -----------    -----------
                                                     646,000        955,000
Less current maturities                             (337,000)      (319,000)
                                                  -----------    -----------
                                                  $  309,000     $  636,000
                                                  -----------    -----------
                                                  -----------    -----------

The Company made interest payments of $249,000, $149,000, and $9,000, respectively, in the years ended June 30, 1996, 1995, and 1994.

NOTE 10--LEASES

The Company leases office space and equipment under various operating lease agreements, the last of which expires in 2001. In addition, the Company has various capitalized lease commitments for computer equipment that also expire in 2001. At June 30, 1996, future minimum lease payments under capital leases and noncancelable operating leases were as follows:

                                                   Operating       Capital
Year ending June 30,                                leases          leases
- --------------------                               ---------       --------

  1997                                              $273,000       $350,000
  1998                                               154,000        268,000
  1999                                                25,000         63,000
  2000                                                 4,000         14,000
  2001                                                 1,000          2,000
                                                    --------       --------
Total future minimum lease payments                 $457,000        697,000
                                                    --------
                                                    --------
Less amounts representing interest                                  (61,000)
                                                                   --------
Present value of minimum lease payments                            $636,000
                                                                   --------
                                                                   --------

Total rent expense for the years ended June 30, 1996, 1995, and 1994 was $1,436,000, $1,789,000, and $1,603,000, respectively. Rent expense of
$1,201,000, $1,582,000, and $1,414,000 relates to school management contracts and is included in school management expenses in the accompanying consolidated statements of operations.

NOTE 11--INVESTMENT INCOME (LOSS)

Investment income (loss) for the year ended June 30 consists of the following (see Note 6):

                                              1996         1995         1994
                                           -----------  -----------  ----------

Interest income                            $1,885,000   $2,330,000   $2,849,000
Gain (loss) on marketable securities, net  (3,410,000)  (3,015,000)      34,000
Gain on settlement of dispute                       -    3,000,000            -
                                           -----------  -----------  ----------
                                          $(1,525,000)  $2,315,000   $2,883,000
                                           -----------  -----------  ----------
                                           -----------  -----------  ----------

NOTE 12--STOCK OPTIONS AND WARRANTS

STOCK OPTIONS: Under the terms of the Company's 1988 Stock Option Plan as Amended and Restated, 1,000,000 shares of common stock have been reserved for issuance to directors, officers, employees or other individuals or entities who are not employees but who provide services to the Company, upon the exercise of stock options. The stock options are exercisable over periods of up to ten years from the date of grant and may be issued as incentive or nonqualified stock options.

Under the terms of the Company's 1992 Long-Term Executive Stock Option Plan, 1,100,000 shares of common stock have been reserved for issuance to key employees of the Company, upon the exercise of stock options. The stock options issuable under the 1992 Plan are nonqualified stock options and are exercisable over periods of up to ten years from the date of grant.

At June 30, 1996, options to purchase 216,000 shares of common stock are currently exercisable and 551,000 shares are available for grant under the two option plans. Stock option activity was as follows:

                                   Options                Option Price
                                  Outstanding              Per Share
                                  -----------            -------------

Balance at June 30, 1993              955,899             $3.08-$17.63
  Granted                             453,667              21.00-40.50
  Canceled                            (15,965)             11.00-34.75
  Exercised                          (102,670)              3.08-33.50
                                   -----------            ------------

Balance at June 30, 1994            1,290,931               3.08-40.50
  Granted                             270,500              13.75-22.75
  Canceled                           (225,335)             11.00-40.50
  Exercised                            (9,887)              3.08-13.75
                                   -----------            ------------

Balance at June 30, 1995            1,326,209               3.38-40.50
  Granted                           1,674,388               4.00-13.25
  Canceled                         (1,589,624)              4.75-40.50
  Exercised                           (43,568)              3.38-13.75
                                   -----------            ------------
Balance at June 30, 1996            1,367,405             $3.38-$13.75
                                   -----------            ------------
                                   -----------            ------------

During 1996, the Company canceled 1,192,000 stock options and reissued a like number at the current market price.

In addition to options issued pursuant to the above plans, the Company previously issued nonqualified stock options to key employees at $1.00 per share, exercisable through March 1996. Options to purchase the remaining 59,700 shares were exercised during the year ended June 30, 1996.

WARRANTS: The Company has issued warrants to purchase up to 822,282 shares of common stock, at exercise prices ranging from $1.00 to $8.40 per share. During 1996 and 1995, 33,350 and 615,310, respectively, of such warrants were exercised. At June 30, 1996, 200 warrants are outstanding and currently exercisable. These warrants expire in June 1997.

NOTE 13--INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of June 30 are as follows:

                                                1996                1995
                                             -----------         -----------

Federal net operating loss carryforwards     $5,789,000          $2,986,000
Securities valuation reserve                  1,156,000           1,254,000
Accrued expenses                                483,000             948,000
Other                                            64,000             288,000
                                             -----------         -----------
                                              7,492,000           5,476,000
Valuation allowance                          (7,492,000)         (5,476,000)
                                             -----------         -----------
Net deferred income taxes                    $        -          $        -
                                             -----------         -----------
                                             -----------         -----------

At June 30, 1996, the Company had net operating loss carryforwards of $17,279,000 for federal tax purposes, expiring through 2009. Pursuant to the Tax Reform Act of 1986, annual use of the Company's net operating loss carryforward will be limited since a cumulative change in ownership of more than 50% has occurred within a three-year period. The Company has determined that the realization of the net operating loss carryforward and the other deferred tax assets does not meet the recognition criteria under SFAS No. 109 and, accordingly, a valuation allowance has been established for the tax benefit of these items as of June 30, 1996 and 1995.

The Company received income tax refunds of $19,500 and made income tax payments of $4,000 and $29,000, respectively, in the years ended June 30 1996, 1995, and 1994.

NOTE 14--RELATED-PARTY TRANSACTIONS

In addition to the related-party transactions described elsewhere, certain shareholders and directors provide legal and accounting services to the Company. Total amounts incurred for these services for the years ended June 30, 1996, 1995, and 1994 were $230,000, $201,000, and $284,000, respectively.


NOTE 15--COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with executive officers of the Company and certain of these agreements contain provisions that would entitle severance benefits to be received if employment is terminated for various reasons, including termination following a change of ownership or control of the Company as defined by the agreements. The maximum contingent liability for severance payments that the Company would be required to make under the employment agreements is approximately $476,000 at June 30, 1996.

NOTE 16--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                            Common
                             Gross Profit   Net Earnings       Net Earnings               Stock Price
                Revenue         (Loss)         (Loss)        (Loss) Per Share        High            Low
             ------------    ------------   ------------     ----------------        ----            ---

1996:
  First      $ 30,532,000    $(1,643,000)   $(2,551,000)          $     (.34)       $17 1/4        $12 1/4
  Second       74,925,000     (3,613,000)    (4,653,000)                (.62)        15 1/4          3 7/8
  Third         8,573,000       (215,000)    (1,166,000)                (.16)         6 1/4          3
  Fourth        1,060,000      2,799,000     (1,137,000)                (.15)         4 1/2          3
             ------------    ------------   ------------          -----------       -------        -------
                                                                                    -------        -------
             $115,090,000    $(2,672,000)   $(9,507,000)          $    (1.27)
             ------------    ------------   ------------          -----------
             ------------    ------------   ------------          -----------

1995:
  First      $  6,162,000    $   465,000    $  (236,000)          $     (.03)       $21 3/4        $11 1/2
  Second       65,029,000        813,000        201,000                  .03         24             14
  Third        67,266,000        261,000       (243,000)                (.03)        19             12 1/4
  Fourth       75,125,000     (5,284,000)    (7,165,000)                (.98)        18 3/4          9 3/4
             ------------    ------------   ------------          -----------       -------        -------
                                                                                    -------        -------
             $213,582,000    $(3,745,000)   $(7,443,000)          $    (1.09)
             ------------    ------------   ------------          -----------
             ------------    ------------   ------------          -----------


During the fourth quarter of 1996, the Company recorded a charge of $3,400,000 to reflect what the Company believes is a permanent impairment in the value of the Company's investment portfolio and its related decision to liquidate these investments in fiscal 1997 (see Note 6). Also in the fourth quarter, the Company received $3,073,000 for the computers installed in and the capital improvements made to the Hartford schools. This amount was included in school management expenses as a recovery against amounts previously written off under the Hartford Contract (see Note 3).

During the second quarter of 1996, the Company recorded a charge of $2,000,000 to cover estimated write-offs and shutdown costs associated with the cancellation of the Baltimore and Hartford contracts.

During fiscal 1996, the Company recorded charges of $1,662,000, $1,973,000, and $620,000 in the first, second, and third quarters, respectively, related to costs incurred but not yet reimbursed under the Company's contract with the Hartford Board of Education.

During the fourth quarter of 1995, the Company recorded a charge of $5,500,000 related to costs incurred but not yet reimbursed under the Company's contract with the Hartford Board of Education.

Net earnings (loss) per share is computed independently for each of the quarters presented. The sum of the quarterly per share amounts may not equal the total year amount due to the impact of changes in the weighted average shares outstanding. Stock options and warrants have been excluded from loss per share computations as their effects are antidilutive.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                          EDUCATION ALTERNATIVES, INC.


      Column A                        Column B             Column C                Column D      Column E
- -------------------------             --------     -------------------------       --------      --------
                                                           Additions
                                                           ---------
                                      Balance at   Charged to     Charged to                    Balance at
                                      beginning     costs and        other                        end of
     Description                      of period     expenses       accounts       Deductions      period
- -------------------------             ----------   ----------     ----------      ----------     --------

YEAR ENDED JUNE 30, 1996:
  Allowance for uncollectible
    accounts receivable              $ 49,000       $  4,000                                     $ 53,000

YEAR ENDED JUNE 30, 1995:
  Allowance for uncollectible
    accounts receivable               579,000        117,000                    $(647,000) (1)     49,000
  Provision for affiliated schools    391,000                                    (391,000) (2)          -

YEAR ENDED JUNE 30, 1994:
  Allowance for uncollectible
    accounts receivable               396,000        183,000                                      579,000
  Provision for affiliated schools    495,000                                    (104,000) (3)    391,000



(1) The reduction in the allowance for uncollectible accounts receivable resulted primarily from the write-off of the fully reserved accumulated but uncollected management fees associated with the Tesseract Private Schools prior to their purchase in December 1994.

(2) The provision for affiliated schools was reclassified on December 31, 1994 when the private schools were purchased by the Company. This reserve was utilized to provide for the write-off of school leasehold improvements included in the purchase price of the schools and for other expenses associated with the school purchase.

(3) Cash shortfalls of the Tesseract Private Schools funded by the Company and charged against the provision for affiliated schools.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       EXHIBIT DESCRIPTION
- ------       -------------------

3.1      Restated Articles of Incorporation of the Company. (1)

3.2      Amendment of the Restated Articles of Incorporation of the Company. (2)

3.3      By-Laws of the Company. (3)

4.1      Specimen Certificate of Common Stock. (4)

4.2      Share Rights Plan dated September 8, 1993. (5)

10.1* Employment Agreement between the Company and Philip E. Geiger dated August 10, 1993. (10)

10.2*    1988 Education Alternatives, Inc. Stock Option Plan, as amended.

10.3 Real Property Lease between the Company and Zeller-Minnesota Limited Partnership dated October 30, 1992. (7)

10.4 Agreement between the Company and Tesseract Development Company II dated January 14, 1989. (14)

10.5 Teaming Agreement between the Company, Johnson Controls World Services Inc. and KPMG Peat Marwick dated December 5, 1991. (8)

10.6* Employment Agreement between the Company and John T. Golle dated January 1, 1991. (11)

10.7* Employment Agreement between the Company and Mable E. Gaskins dated January 20, 1992. (12)

10.8* Amendment to Employment Agreement between the Company and John T. Golle dated September 8, 1993. (9)

10.9* 1992 Education Alternatives, Inc. Long-Term Executive Stock Option Plan, as amended. (6)

10.10* Amendment to Employment Agreement between the Company and John T. Golle dated March 20, 1992. (15)

10.11* Employment Agreement between the Company and Gerald A. Haugen dated January 15, 1996. (13)

11       Statement re Computation of Per Share Earnings (Loss).

23       Consent of Arthur Andersen LLP.

27       Financial Data Schedule (EDGAR version only).


    ------------------------------

*   Management contract or compensatory plan or arrangement.

(1) Incorporated herein by reference to Exhibit 3.2 to the Company's Amendment No. 1 to Form S-18 Registration Statement (Registration Number 33-39481-C).

(2) Incorporated herein by reference to the same numbered Exhibit to the Company's Amendment No. 1 to Form S-1 Registration Statement (Registration Number 33-46791).

(3) Incorporated herein by reference to the same numbered Exhibit to the Company's Form S-18 Registration Statement (Registration Number 33-39481-
      C).

(4) Incorporated herein by reference to the same numbered Exhibit to the Company's Amendment No. 1 to Form S-18 Registration Statement (Registration Number 33-39481-C).

(5) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

(6) Incorporated herein by reference to Exhibit Number 10.26 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

(7) Incorporated herein by reference to Exhibit 10.10 to the Company's Form S-1 Registration Statement (Registration Number 33-59698).

(8) Incorporated herein by reference to Exhibit 10.12 to the Company's Form S-1 Registration Statement (Registration Number 33-46791).

(9) Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

(10) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 1994.

(11) Incorporated herein by reference to Exhibit 10.17 to the Company's Amendment No. 1 to Form S-18 Registration Statement (Registration Number 33-39481-C).

(12) Incorporated herein by reference to Exhibit 10.18 to the Company's Amendment No. 1 to Form S-1 Registration Statement (Registration Number 33-46791).

(13) Incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the quarter ended December 31, 1995.

(14) Incorporated herein by reference to Exhibit 10.11 to the Company's to Form S-18 Registration Statement (Registration Number 33-39481-C).

(15) Incorporated herein by reference to Exhibit 10.24 to Amendment No. 2 to the Company's Form S-1 Registration Statement (Registration Number 33-46791).