Form 10-Q
period 1996-09-30
EDUCATION ALTERNATIVES INC/MN
filed 1996-11-13
CIK 873601

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1996

                                  or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from ____________ to ____________


                       Commission File Number 1-11111


                         EDUCATION ALTERNATIVES, INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MINNESOTA                                  41-1581297
---------------------------------       --------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)


  1300 Norwest Financial Center
    7900 Xerxes Avenue South
     MINNEAPOLIS, MINNESOTA                             55431
----------------------------------------  --------------------------------------
(Address of principal executive offices)              (Zip Code)


                                 (612) 832-0092
       -------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                  NOT APPLICABLE
       --------------------------------------------------------------------
               (Former name, former address and former fiscal year, if
                       changed since last report)


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

     As of October 31, 1996, there were issued and outstanding 7,488,970 shares of Common Stock, $.01 par value.

                           EDUCATION ALTERNATIVES, INC.
                      INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 SEPTEMBER 30, 1996

                                                                         Page
                                                                        Number
                                                                        ------
PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed consolidated balance sheets
  as of September 30, 1996, and June 30, 1996                              3

Condensed consolidated statements of operations for
  the three months ended September 30, 1996 and 1995                       4

Condensed consolidated statements of cash flows for
  the three months ended September 30, 1996 and 1995                       5

Notes to condensed consolidated financial statements                       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      7


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   8

Signatures                                                                 9

                               PART I. FINANCIAL INFORMATION
                                ITEM 1. FINANCIAL STATEMENTS

                                 EDUCATION ALTERNATIVES, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)

                                                     September 30,   June 30,
(Dollars in thousands)                                   1996          1996
                                                     -------------   ---------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $      22,988   $  15,391
  Marketable securities                                      2,221       2,221
  Accounts receivable, net                                     671         442
  Other current assets                                         262         362
                                                     -------------   ---------
    Total current assets                                    26,142      18,416

LONG-TERM MARKETABLE SECURITIES                                 --       7,322

PROPERTY AND EQUIPMENT, NET                                  4,308       4,372
                                                     -------------   ---------
                                                     $      30,450    $ 30,110
                                                     -------------   ---------
                                                     -------------   ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   $         245    $    470
  Other current liabilities                                  5,495       5,019
                                                     -------------   ---------
    Total current liabilities                                5,740       5,489

LONG-TERM DEBT                                                 250         309

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; no shares issued
    and outstanding                                             --          --
  Common stock, $.01 par value, 25,000,000
    shares authorized; issued and outstanding
    7,488,970 at September 30, 1996 and
    June 30, 1996                                               75          75

  Additional paid-in capital                                46,386      46,386
  Accumulated deficit                                      (22,001)    (22,149)
                                                     -------------   ---------
   Total shareholders' equity                               24,460      24,312
                                                     -------------   ---------

                                                     $      30,450   $  30,110
                                                     -------------   ---------
                                                     -------------   ---------

See notes to condensed consolidated financial statements.

                             EDUCATION ALTERNATIVES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                         Three months ended
(In thousands, except per share amounts)                     September 30,
                                                      -----------------------
                                                       1996             1995
                                                      -------         -------

REVENUE
  School management                                   $    --         $ 29,871
  Tuition and other                                       747              661
                                                      -------         --------
                                                          747           30,532
                                                      -------         --------
DIRECT EXPENSES
  School management                                        --           31,515
  Private school costs and other                          713              660
                                                      -------         --------
                                                          713           32,175
                                                      -------         --------

GROSS PROFIT (LOSS)                                        34           (1,643)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES             949            1,374
                                                      -------         --------

OPERATING LOSS                                           (915)          (3,017)

OTHER INCOME (EXPENSE)
  Investment income                                       450              538
  Settlement income                                       625               --
  Interest expense                                        (12)             (72)
                                                      -------         --------
                                                        1,063              466
                                                      -------         --------
EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE                 148           (2,551)

INCOME TAX EXPENSE                                         --               --
                                                      -------         --------

NET EARNINGS (LOSS)                                   $   148         $ (2,551)
                                                      -------         --------
                                                      -------         --------
NET EARNINGS (LOSS) PER SHARE                         $   .02         $   (.34)
                                                      -------         --------
                                                      -------         --------
WEIGHTED AVERAGE SHARES OUTSTANDING                     7,489            7,445
                                                      -------         --------
                                                      -------         --------

See notes to condensed consolidated financial statements.

                             EDUCATION ALTERNATIVES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                               Three months ended
(In thousands)                                                    September 30,
                                                             ---------------------
                                                              1996            1995
                                                              ----            ----
OPERATING ACTIVITIES
Net earnings (loss)                                         $    148      $  (2,551)
Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                   79            453
  Changes in operating assets and liabilities                    105          1,388
                                                            --------       --------
    Net cash provided by (used in) operating activities          332           (710)
                                                            --------       --------

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities    7,367         18,136
Additions to property and equipment                              (15)        (1,261)
                                                            --------       --------
    Net cash provided by investing activities                  7,352         16,875
                                                            --------       --------

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants              --            288
Repayment of long-term debt                                      (87)           (76)
    Net cash provided by (used in) financing activities          (87)           212
                                                            --------       --------

INCREASE IN CASH AND CASH EQUIVALENTS                          7,597         16,377

Cash and cash equivalents at beginning of period              15,391          2,449
                                                            --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 22,988       $ 18,826
                                                            --------       --------
                                                            --------       --------

See notes to condensed consolidated financial statements.

                           EDUCATION ALTERNATIVES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

2. ACCOUNTING POLICIES

   BASIS OF CONSOLIDATION: The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

   USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and contingency disclosures included in the financial statements. Ultimate results could differ from these estimates.

   NEW ACCOUNTING PRONOUNCEMENT: The Company adopted Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation ("SFAS
   No. 123"), effective July 1, 1996. As allowed under SFAS No. 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the pro forma disclosure requirements. This statement will have no impact on the results of operations or financial condition of the Company.

   FINANCIAL STATEMENT RECLASSIFICATIONS: Certain fiscal 1996 amounts have been reclassified to conform to the fiscal 1997 presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

3. SETTLEMENT OF DISPUTES

   During the quarter ended September 30, 1996, the Company entered into a final settlement agreement with its investment management firm, resolving all remaining disputes relating to the firm's management of the Company's investment portfolio. The investment management firm agreed to pay the Company $1,250,000, of which $625,000 was received and recorded in income during the quarter ended September 30, 1996. The remaining settlement proceeds will be recorded in income during fiscal 1997 when they are received.

   Subsequent to the end of the quarter, the Company finalized an agreement with Hartford officials on the remaining amounts owed to the Company under the school management contract. Under this settlement, the Company will receive $3,250,000 in annual installments of $650,000 over the next five years, with the first payment due in July 1997. These annual payments will be recorded in income as they are received. In addition, both parties have released each other from any further claims under the management contract.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the three months ended September 30, 1996, was $747,000 compared to $30,532,000 for the same period in the prior year. This decrease is the result of the cancellation of the Company's public school management and consulting contracts in Baltimore and Hartford in the third quarter of fiscal 1996. Tuition and other revenue consists of revenue from the two private schools owned by the Company and consulting revenue on the Company's private school consulting contracts.

Private school costs and other expenses represent costs related to the two private schools owned by the Company. Prior year school management costs included a charge of $1,662,000 related to costs incurred but not yet reimbursed under the Company's school management contract with the Hartford Board of Education.

Selling, general, and administrative expenses were $949,000 and $1,374,000 in the three months ended September 30, 1996 and 1995, respectively, a decrease of $425,000. This decrease reflects a reduction in personnel due to the cancellation of the public school contracts during the third quarter of fiscal 1996. In addition, marketing and legal costs were below prior year levels as the Company focuses more of its resources on expanding its private school business in fiscal 1997.

Other income for the three months ended September 30, 1996, was $1,063,000 compared to $466,000 for the same period in the prior year. The current year three-month period includes $625,000 received from the Company's investment management firm related to the settlement of disputes between the Company and the investment management firm.

The Company reported net earnings of $148,000 or $.02 per share in the three months ended September 30, 1996, compared to a net loss of $2,551,000 or $.34 per share in the same period of the prior year. The change is primarily due to the loss on the Hartford public school management contract in the three months ended September 30, 1995.

CAPITAL RESOURCES AND LIQUIDITY

During the three months ended September 30, 1996, net cash provided by operating activities totaled $332,000 compared to a net use of cash of $710,000 in the same period of the prior year. The change is due primarily to the net earnings recorded in the current three-month period compared to a net loss in the prior year.

Cash generated from investing activities totaled $7,352,000 in the three months ended September 30, 1996, and includes $7,367,000 in proceeds from sales and maturities of marketable securities, as the Company liquidated all securities in its long-term portfolio during the quarter.

The Company has working capital of $20,402,000 at September 30, 1996, compared to $12,927,000 at June 30, 1996. The increase is primarily the result of the liquidation of the long-term marketable securities portfolio, as previously discussed.

                            PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:

     27 Financial Data Schedule (EDGAR version only).

(B)  REPORTS ON FORM 8-K:

     No reports on Form 8-K have been filed by the Company during the three months ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          EDUCATION ALTERNATIVES, INC.



Date: November 11, 1996                   By  /s/ JOHN T. GOLLE
                                              ------------------------
                                              John T. Golle
                                              Chairman and Chief
                                              Executive Officer


Date: November 11, 1996                   By  /s/ GERALD A. HAUGEN
                                              ------------------------
                                              Gerald A. Haugen
                                              Chief Financial and
                                              Administrative Officer