Form 10-Q
period 1996-12-31
EDUCATION ALTERNATIVES INC/MN
filed 1997-02-07
CIK 873601

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


                                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 1996

                                          or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

    For the transition period from              to
                                   ------------    ------------


                            Commission File Number 1-11111


                              EDUCATION ALTERNATIVES, INC.
                          ------------------------------------
                (Exact name of registrant as specified in its charter)


               Minnesota                                 41-1581297
           -----------------                         ------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

    1300 Norwest Financial Center
      7900 Xerxes Avenue South
       Minneapolis, Minnesota                              55431
    -----------------------------                    -----------------
(Address of principal executive offices)                 (Zip Code)

                                   (612) 832-0092
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)


                                   Not Applicable
-------------------------------------------------------------------------------
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

As of January 31, 1997, there were issued and outstanding 7,489,220 shares of Common Stock, $.01 par value.

                             EDUCATION ALTERNATIVES, INC.
                        INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  DECEMBER 31, 1996

                                                                        Page
                                                                      Number
                                                                      ------

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed consolidated balance sheets as of
    December 31, 1996, and June 30, 1996                                 3

Condensed consolidated statements of operations for the
     three months ended December 31, 1996 and 1995                       4

Condensed consolidated statements of operations for the
     six months ended December 31, 1996 and 1995                         5

Condensed consolidated statements of cash flows for the
     six months ended December 31, 1996 and 1995                         6

Notes to condensed consolidated financial statements                     7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       8



PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 9

Signatures                                                              10

                            PART I. FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                             EDUCATION ALTERNATIVES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                               December 31,          June 30,
(DOLLARS IN THOUSANDS)                             1996                 1996
                                               ------------         -----------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                     $     24,622        $     15,391
 Marketable securities                                    -               2,221
 Accounts receivable, net                               162                 442
 Other current assets                                   333                 362
                                               ------------        ------------
  Total current assets                               25,117              18,416


LONG-TERM MARKETABLE SECURITIES                           -               7,322

PROPERTY AND EQUIPMENT, NET                           4,233               4,372
                                               ------------        ------------
                                               $     29,350        $     30,110
                                               ------------        ------------
                                               ------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                              $        104        $        470
 Other current liabilities                            4,508               5,019
                                               ------------        ------------
  Total current liabilities                           4,612               5,489

LONG-TERM DEBT                                            -                 309

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, $.01 par value, 5,000,000
  shares authorized; no shares issued
  and outstanding                                         -                   -
 Common stock, $.01 par value, 25,000,000
  shares authorized; issued and outstanding
  7,489,220 at December 31, 1996 and
  7,488,970 at June 30, 1996                             75                  75
 Additional paid-in capital                          46,387              46,386
 Accumulated deficit                                (21,724)            (22,149)
                                                -----------         -----------
  Total shareholders' equity                         24,738              24,312
                                                -----------         -----------
                                                $    29,350         $    30,110
                                                -----------         -----------
                                                -----------         -----------


See notes to condensed consolidated financial statements.

                             EDUCATION ALTERNATIVES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                     Three months ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                December 31
                                                 -------------------------
                                                    1996            1995
                                                 ---------       ---------
REVENUE
 School management                               $       -        $ 73,601
 Tuition and other                                   1,512           1,324
                                                 ---------       ---------
                                                     1,512          74,925
                                                 ---------       ---------

DIRECT EXPENSES
 School management                                       -          77,559
 Private school costs                                1,023             979
                                                 ---------       ---------
                                                     1,023          78,538
                                                 ---------       ---------
GROSS PROFIT (LOSS)                                    489          (3,613)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES          831           1,484
                                                 ---------       ---------

OPERATING LOSS                                        (342)         (5,097)

OTHER INCOME (EXPENSE)
 Investment income                                     309             510
 Settlement income                                     313               -
 Interest expense                                       (3)            (66)
                                                 ---------       ---------
                                                       619             444
                                                 ---------       ---------

EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE              277          (4,653)
                                                 ---------       ---------



INCOME TAX EXPENSE                                       -               -
                                                 ---------       ---------

NET EARNINGS (LOSS)                              $     277       $  (4,653)
                                                 ---------       ---------
                                                 ---------       ---------

NET EARNINGS (LOSS) PER SHARE                    $     .04       $    (.62)
                                                 ---------       ---------
                                                 ---------       ---------

WEIGHTED AVERAGE SHARES OUTSTANDING                  7,489           7,487
                                                 ---------       ---------
                                                 ---------       ---------


See notes to condensed consolidated financial statements.

                             EDUCATION ALTERNATIVES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                         Six months ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    December 31
                                                    --------------------------
                                                       1996             1995
                                                    ---------        ---------
REVENUE
 School management                                  $       -        $ 103,472
 Tuition and other                                      2,259            1,985
                                                    ---------        ---------
                                                        2,259          105,457
                                                    ---------        ---------
DIRECT EXPENSES
 School management                                          -          109,074
 Private school costs                                   1,736            1,639
                                                    ---------        ---------
                                                        1,736          110,713
                                                    ---------        ---------
GROSS PROFIT (LOSS)                                       523           (5,256)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES           1,780            2,858
                                                    ---------        ---------

OPERATING LOSS                                         (1,257)          (8,114)


OTHER INCOME (EXPENSE)
 Investment income                                        759            1,048
 Settlement income                                        938                -
 Interest expense                                         (15)            (138)
                                                    ---------        ---------
                                                        1,682              910
                                                    ---------        ---------

EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE                 425           (7,204)
                                                    ---------        ---------


INCOME TAX EXPENSE                                          -                -
                                                    ---------        ---------

NET EARNINGS (LOSS)                                 $     425        $  (7,204)
                                                    ---------        ---------
                                                    ---------        ---------

NET EARNINGS (LOSS) PER SHARE                       $     .06        $    (.96)
                                                    ---------        ---------
                                                    ---------        ---------

WEIGHTED AVERAGE SHARES OUTSTANDING                     7,489            7,466
                                                    ---------        ---------
                                                    ---------        ---------


See notes to condensed consolidated financial statements.

                             EDUCATION ALTERNATIVES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                               Six months ended
(IN THOUSANDS)                                                    December 31
                                                           ---------------------------
                                                              1996            1995
                                                           ---------       -----------
OPERATING ACTIVITIES
Net earnings (loss)                                        $    425       $    (7,204)
Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                               159               990
    Changes in operating assets and liabilities                (285)            3,034
    Other                                                         -               (11)
                                                           ---------       -----------
      Net cash provided by (used in) operating activities
                                                                299            (3,191)
                                                           ---------       -----------

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities   9,597            19,162
Additions to property and equipment                             (20)           (2,124)
                                                           ---------       -----------
         Net cash provided by investing activities            9,577            17,038
                                                           ---------       -----------

FINANCING ACTIVITIES
Advances on management and consulting contracts, net              -             1,576
Proceeds from exercise of stock options and warrants              1               307
Repayment of long-term debt                                    (646)             (152)
                                                           ---------       -----------
     Net cash provided by (used in) financing activities       (645)            1,731
                                                           ---------       -----------

INCREASE IN CASH AND CASH EQUIVALENTS                         9,231            15,578

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             15,391             2,449
                                                           ---------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 24,622       $    18,027
                                                           ---------       -----------
                                                           ---------       -----------



See notes to condensed consolidated financial statements.

                             EDUCATION ALTERNATIVES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1996

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

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

3.  SETTLEMENT OF DISPUTES

    During the six months ended December 31, 1996, the Company entered into a final settlement with its investment management firm, resolving all remaining disputes relating to the firm's management of the Company's investment portfolio. The investment management firm agreed to pay the Company $1,250,000, of which $938,000 was received and recorded as income during the six months ended December 31, 1996. The remaining settlement proceeds will be recorded in income during fiscal 1997 when they are received.

    During the quarter ended December 31, 1996, the Company finalized an agreement with Hartford officials on the remaining amounts owed to the Company under the school management contract. Under this settlement, the Company will receive $3,250,000 in annual installments of $650,000 over the next five years, with the first payment due in July 1997. These annual payments will be recorded in income as they are received. In addition, both parties have released each other from any further claims under the management contract.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the three and six months ended December 31, 1996, was $1,512,000 and $2,259,000, respectively, compared to $74,925,000 and $105,457,000 for the same periods of the prior year. The decrease in both the three and six month periods is the result of the cancellation of the Company's public school management contracts in Baltimore and Hartford in the third quarter of fiscal 1996. Tuition and other revenue consists of revenue from the two private schools owned by the Company and consulting revenue on the Company's private school consulting contracts.

Private school costs represent costs related to the two private schools owned by the Company. School management costs for the prior year three and six month periods included charges of $3,972,000 and $5,634,000, respectively, related to costs incurred but not reimbursed under the Company's contract with the Hartford Board of Education and to cover estimated write-offs and shutdown costs associated with the cancellation of the Baltimore and Hartford contracts.

Selling, general, and administrative expenses for the three and six months ended December 31, 1996, were $831,000 and $1,780,000, respectively, compared to $1,484,000 and $2,858,000 for the same periods of the prior year. These decreases reflect a reduction in personnel due to the cancellation of the public school contracts during the third quarter of fiscal 1996. In addition, marketing and legal costs were below prior year levels as the Company focuses its resources on public charter schools and expanding its private school business.

Other income for the three and six months ended December 31, 1996, was $619,000 and $1,682,000, respectively, compared to $444,000 and $910,000 for the same periods of the prior year. The current year three and six month periods include $313,000 and $938,000, respectively, received from the Company's investment management firm related to the settlement of disputes between the Company and the investment management firm.

The Company reported net earnings of $277,000 or $.04 per share in the three months ended December 31, 1996, compared to a net loss of $4,653,000 or $.62 per share for the same period of the prior year. For the six months ended December 31, 1996, the Company reported net earnings of $425,000 or $.06 per share compared to a net loss of $7,204,000 or $.96 per share for the same period of the prior year. The change in both periods is primarily due to the charges recorded in the prior year on the Baltimore and Hartford public school contracts.

CAPITAL RESOURCES AND LIQUIDITY

During the six months ended December 31, 1996, net cash provided by operating activities totaled $299,000 compared to a net use of cash of $3,191,000 in the same period of the prior year. The change is due primarily to the net earnings recorded in the current six-month period compared to a net loss in the prior year, offset by a significant increase in operating liabilities in the prior year six-month period.

Cash generated from investing activities totaled $9,577,000 in the six months ended December 31, 1996, and includes $9,597,000 in proceeds from sales and maturities of marketable securities, as the Company liquidated all securities in its long-term portfolio during the six-month period.

The Company has working capital of $20,505,000 at December 31, 1996, compared to $12,927,000 at June 30, 1996. The increase is primarily the result of the liquidation of its long-term marketable securities portfolio, as previously discussed.

As discussed in Note 3, during the quarter ended December 31, 1996, the Company finalized an agreement with Hartford officials on the remaining amounts owed to the Company under the school management contract. The Company will receive $3,250,000 in annual installments of $650,000 over the next five years, with the first payment due in July 1997.


                              PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1996 Annual Meeting of Shareholders on November 12, 1996, the shareholders approved the following:

1. Proposal to amend the 1988 Education Alternatives, Inc. Stock Option Plan. The proposal received 5,861,813 votes for and 293,541 votes against. There were 16,191 abstentions and 167,203 broker non-votes.

2. Proposal to ratify the appointment of Arthur Andersen LLP as independent auditors for the 1997 fiscal year. The proposal received 6,321,566 votes for and 10,903 votes against. There were 6,279 abstentions and no broker non-votes.

3. Election of directors to serve until his successor is duly elected. The directors were elected as follows:

         Director-Nominee    Votes For       Votes Against
         ----------------    ---------       -------------

         Richard T. Burke    6,251,299              87,449

         John T. Walton      6,250,387              88,361




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS:

         27   Financial Data Schedule (EDGAR version only)

    (B)  REPORTS ON FORM 8-K:

         No reports on Form 8-K have been filed by the Company during the three months ended December 31, 1996.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  EDUCATION ALTERNATIVES, INC.



Date: February 3, 1997                            By   /s/ John T. Golle
                                                       -----------------------
                                                       John T. Golle
                                                       Chairman and Chief
                                                       Executive Officer




Date: February 3, 1997                            By   /s/ Gerald A. Haugen
                                                       -----------------------
                                                       Gerald A. Haugen
                                                       Chief Financial and
                                                       Administrative Officer