Form 10-Q
period 1997-03-31
EDUCATION ALTERNATIVES INC/MN
filed 1997-05-06
CIK 873601

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                    ------------    ------------

                         Commission File Number 1-11111


                          EDUCATION ALTERNATIVES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Minnesota                                 41-1581297
----------------------------------------    ------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

      1300 Norwest Financial Center
        7900 Xerxes Avenue South
         Minneapolis, Minnesota                              55431
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (612) 832-0092
                 ----------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
        ----------------------------------------------------------------
                     (Former name, former address and former
                     fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     X      No
                                        -------       -------

As of April 22, 1997, there were issued and outstanding 7,489,637 shares of Common Stock, $.01 par value.

                          EDUCATION ALTERNATIVES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 1997

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed consolidated balance sheets as of
     March 31, 1997, and June 30, 1996                                         3

Condensed consolidated statements of operations for the
      three months ended March 31, 1997 and 1996                               4

Condensed consolidated statements of operations for the
      nine months ended March 31, 1997 and 1996                                5

Condensed consolidated statements of cash flows for the
      nine months ended March 31, 1997 and 1996                                6

Notes to condensed consolidated financial statements                           7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            8



PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                       9

Signatures                                                                    10

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          EDUCATION ALTERNATIVES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                 March 31,      June 30,
(DOLLARS IN THOUSANDS)                             1997           1996
                                                ----------     ----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                    $   24,602     $   15,391
   Marketable securities                                 -          2,221
   Accounts receivable, net                             27            442
   Other current assets                                315            362
                                                ----------     ----------
      Total current assets                          24,944         18,416

LONG-TERM MARKETABLE SECURITIES                          -          7,322

PROPERTY AND EQUIPMENT, NET                          4,183          4,372
                                                ----------     ----------
                                                $   29,127     $   30,110
                                                ----------     ----------
                                                ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                             $      106     $      470
   Other current liabilities                         4,165          5,019
                                                ----------     ----------
      Total current liabilities                      4,271          5,489

LONG-TERM DEBT                                           -            309

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, 5,000,000
      shares authorized; no shares issued
      and outstanding                                    -              -
   Common stock, $.01 par value, 25,000,000
      shares authorized; issued and outstanding
      7,489,637 at March 31, 1997 and
      7,488,970 at June 30, 1996                        75             75
   Additional paid-in capital                       46,388         46,386
   Accumulated deficit                             (21,607)       (22,149)
                                                ----------     ----------
      Total shareholders' equity                    24,856         24,312
                                                ----------     ----------
                                                $   29,127     $   30,110
                                                ----------     ----------
                                                ----------     ----------


See notes to condensed consolidated financial statements.

                          EDUCATION ALTERNATIVES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three months ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                March 31,
                                                -------------------------
                                                   1997           1996
                                                ----------     ----------
REVENUE
   School management                            $        -     $    7,224
   Tuition and other                                 1,459          1,349
                                                ----------     ----------
                                                     1,459          8,573
                                                ----------     ----------
DIRECT EXPENSES
   School management                                     -          7,797
   Private school costs                              1,051            991
                                                ----------     ----------
                                                     1,051          8,788
                                                ----------     ----------
GROSS PROFIT (LOSS)                                    408           (215)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES          913          1,273
                                                ----------     ----------

OPERATING LOSS                                        (505)        (1,488)

OTHER INCOME (EXPENSE)
   Investment income                                   311            423
   Settlement income                                   312              -
   Interest expense                                     (1)          (101)
                                                ----------     ----------
                                                       622            322
                                                ----------     ----------

EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE              117         (1,166)

INCOME TAX EXPENSE                                       -              -
                                                ----------     ----------

NET EARNINGS (LOSS)                             $      117     $   (1,166)
                                                ----------     ----------
                                                ----------     ----------

NET EARNINGS (LOSS) PER SHARE                   $      .02     $     (.16)
                                                ----------     ----------
                                                ----------     ----------

WEIGHTED AVERAGE SHARES OUTSTANDING                  7,514          7,489
                                                ----------     ----------
                                                ----------     ----------


See notes to condensed consolidated financial statements.

                          EDUCATION ALTERNATIVES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Nine months ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                March 31,
                                                -------------------------
                                                   1997           1996
                                                ----------     ----------
REVENUE
   School management                            $        -     $  110,696
   Tuition and other                                 3,718          3,334
                                                ----------     ----------
                                                     3,718        114,030
                                                ----------     ----------
DIRECT EXPENSES
   School management                                     -        116,871
   Private school costs                              2,787          2,630
                                                ----------     ----------
                                                     2,787        119,501
                                                ----------     ----------
GROSS PROFIT (LOSS)                                    931         (5,471)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES        2,693          4,131
                                                ----------     ----------

OPERATING LOSS                                      (1,762)        (9,602)

OTHER INCOME (EXPENSE)
   Investment income                                 1,070          1,471
   Settlement income                                 1,250              -
   Interest expense                                    (16)          (239)
                                                ----------     ----------
                                                     2,304          1,232
                                                ----------     ----------

EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE              542         (8,370)

INCOME TAX EXPENSE                                       -              -
                                                ----------     ----------

NET EARNINGS (LOSS)                             $      542     $   (8,370)
                                                ----------     ----------
                                                ----------     ----------

NET EARNINGS (LOSS) PER SHARE                   $      .07     $    (1.12)
                                                ----------     ----------
                                                ----------     ----------

WEIGHTED AVERAGE SHARES OUTSTANDING                  7,497          7,474
                                                ----------     ----------
                                                ----------     ----------


See notes to condensed consolidated financial statements.

                          EDUCATION ALTERNATIVES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Nine months ended
(IN THOUSANDS)                                                   March 31,
                                                             ------------------
                                                               1997       1996
                                                             --------  --------
OPERATING ACTIVITIES
Net earnings (loss)                                          $    542  $ (8,370)
Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                 238     1,180
    Changes in operating assets and liabilities                  (473)    2,041
                                                             --------  --------
       Net cash provided by (used in) operating activities        307    (5,149)
                                                             --------  --------

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities     9,597    19,222
Additions to property and equipment                               (49)   (2,216)
                                                             --------  --------
       Net cash provided by investing activities                9,548    17,006
                                                             --------  --------

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants                2       307
Repayment of long-term debt                                      (646)     (207)
                                                             --------  --------
       Net cash provided by (used in) financing activities       (644)      100
                                                             --------  --------

INCREASE IN CASH AND CASH EQUIVALENTS                           9,211    11,957

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               15,391     2,449
                                                             --------  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 24,602  $ 14,406
                                                             --------  --------
                                                             --------  --------


See notes to condensed consolidated financial statements.

                          EDUCATION ALTERNATIVES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

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

     NEW ACCOUNTING PRONOUNCEMENTS: The Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), effective July 1, 1996. As allowed under SFAS No. 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the pro forma disclosure requirements. This statement will have no impact on the results of operations or financial condition of the Company.

     During February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"), which requires the disclosure of both basic earnings per share and diluted earnings per share. The Company will be required to adopt SFAS No. 128 effective December 31, 1997, and believes it will not have a material impact on previously reported earnings per share.

3.   SETTLEMENT OF DISPUTES

     During the nine months ended March 31, 1997, the Company entered into a final settlement with its investment management firm, resolving all remaining disputes relating to the firm's management of the Company's investment portfolio. Total settlement proceeds of $1,250,000 have been received and recorded as income during the nine months ended March 31, 1997.

     The Company also finalized an agreement with Hartford officials on the remaining amounts owed to the Company under the school management contract. Under this settlement, the Company will receive $3,250,000 in annual installments of $650,000 over the next five years, with the first payment due in July 1997. These annual payments will be recorded in income as they are received. In addition, both parties have released each other from any further claims under the management contract.



ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the three and nine months ended March 31, 1997, was $1,459,000 and $3,718,000, respectively, compared to $8,573,000 and $114,030,000 for the same periods of the prior year. The decrease in both the three and nine month periods is the result of the cancellation of the Company's public school management contracts in Baltimore and Hartford in the third quarter of fiscal 1996. Tuition and other revenue consists of revenue from the two private schools owned by the Company and consulting revenue on the Company's private school consulting contracts.

Private school costs represent costs related to the two private schools owned by the Company. School management costs for the prior year three and nine month periods included charges of $620,000 and $6,254,000, respectively, related to costs incurred but not reimbursed under the Company's contract with the Hartford Board of Education and to cover estimated write-offs and shutdown costs associated with the cancellation of the Baltimore and Hartford contracts.

Selling, general, and administrative expenses for the three and nine months ended March 31, 1997, were $913,000 and $2,693,000, respectively, compared to $1,273,000 and $4,131,000 for the same periods of the prior year. These decreases reflect a reduction in personnel due to the cancellation of the public school contracts during the third quarter of fiscal 1996. In addition, marketing and legal costs were below prior year levels as the Company focuses its resources on public charter schools and expanding its private school business.

Other income for the three and nine months ended March 31, 1997, was $622,000 and $2,304,000, respectively, compared to $322,000 and $1,232,000 for the same periods of the prior year. The current year three and nine month periods include $312,000 and $1,250,000, respectively, received from the Company's investment management firm related to the settlement of disputes between the Company and the investment management firm.

The Company reported net earnings of $117,000 or $.02 per share in the three months ended March 31, 1997, compared to a net loss of $1,166,000 or $.16 per share for the same period of the prior year. For the nine months ended March 31, 1997, the Company reported net earnings of $542,000 or $.07 per share compared to a net loss of $8,370,000 or $1.12 per share for the same period of the prior year. The change in both periods is primarily due to the charges recorded in the prior year on the Baltimore and Hartford public school contracts.

CAPITAL RESOURCES AND LIQUIDITY

During the nine months ended March 31, 1997, net cash provided by operating activities totaled $307,000 compared to a net use of cash of $5,149,000 in the same period of the prior year. The change is due primarily to the net earnings recorded in the current nine-month period compared to a net loss in the prior year, offset by an increase in operating liabilities in the prior year nine-month period.

Cash generated from investing activities totaled $9,548,000 in the nine months ended March 31, 1997, and includes $9,597,000 in proceeds from sales and maturities of marketable securities, as the Company liquidated all securities in its long-term portfolio during the period.

The Company has working capital of $20,673,000 at March 31, 1997, compared to $12,927,000 at June 30, 1996. The increase is primarily the result of the liquidation of its long-term marketable securities portfolio, as previously discussed.

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


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A)   EXHIBITS:

        27     Financial Data Schedule (EDGAR version only)

  (B)   REPORTS ON FORM 8-K:

        No reports on Form 8-K have been filed by the Company during the three months ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EDUCATION ALTERNATIVES, INC.



Date: May 1, 1997             By   /s/ John T. Golle
                                   ----------------------------------------
                                   John T. Golle
                                   Chairman and Chief Executive Officer



Date: May 1, 1997             By   /s/ Gerald A. Haugen
                                   ----------------------------------------
                                   Gerald A. Haugen
                                   Chief Financial and Administrative Officer