Form 10-K
period 1997-06-30
EDUCATION ALTERNATIVES INC/MN
filed 1997-09-26
CIK 873601

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended JUNE 30, 1997
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to ____________

                         Commission File Number 1-11111


                          EDUCATION ALTERNATIVES, INC.
             (Exact name of registrant as specified in its charter)

                Minnesota                            41-1581297
     -------------------------------    ------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

     1300 Norwest Financial Center
        7900 Xerxes Avenue South
         Minneapolis, Minnesota                          55431
----------------------------------------              ----------
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code  (612) 832-0092
                                                    --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of September 15, 1997, was $28,116,000, based on the closing sale price of such stock as reported by The NASDAQ Stock Market. Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include only directors, executive officers, and shareholders filing Schedules 13D or 13G with the Company.

As of September 15, 1997, there were issued and outstanding 7,490,838 shares of Common Stock, par value $.01 per share.

                                     PART I
ITEM 1. BUSINESS

OVERVIEW

Education Alternatives, Inc. (the "Company") is in the business of owning and operating proprietary private preschool, elementary, and secondary schools utilizing its TesseracT educational system and seeks to expand its educational offering through the operation of public charter schools, the growth of its preschool activities, and the addition of post-secondary programs to become a comprehensive education management organization. The Company currently owns and operates five private schools, located in Minnesota, Arizona, Indiana, and New Jersey.

The Company's strategy is to provide a proprietary alternative of high quality educational programs from preschool through adult education. To achieve its objective, the Company plans to build on its experience and expertise both in the private and public school sectors. The Company's strategy to take advantage of the significant growth opportunities in the education market has three components. First, the Company plans to continue to leverage its ten years of experience in the private school sector by opening private preschool, elementary, and secondary schools utilizing the Company's TesseracT educational system in select geographic markets. Second, the Company plans to actively pursue opportunities to operate public charter schools, which the Company believes offers students and parents an alternative within the public system. Finally, the Company plans to grow through strategic acquisitions of education providers, particularly those offering preschool and post-secondary education programs. As evidence of this final strategic component, the Company announced on September 2, 1997, its proposed acquisition of Sunrise Educational Services, Inc., a Scottsdale, Arizona, based child care provider operating approximately 35 preschool centers, primarily in the state of Arizona.

GENERAL

The Company was originally organized to design, develop, market, and operate a network of for-profit, private preschool and elementary schools utilizing the TesseracT teaching philosophy. In September 1987, the Company began operation of its first school in Eagan, Minnesota, and a year later, opened its second school in Paradise Valley, Arizona (the "TesseracT Private Schools"). Through its affiliation with the TesseracT Private Schools, the Company has developed a number of teacher training materials for schools utilizing the TesseracT educational system and other materials for overall school improvement. The TesseracT Private Schools will continue to be used by the Company to further develop and refine these materials. The Company's TesseracT system is an educational program developed to meet children's individual needs by redesigning the classroom environment, changing the role of the teacher, and increasing the use of technology in the classroom. It has been developed and refined during the last ten years at the Tesseract Private Schools. In the fall of fiscal 1998, the Company will add a middle school at its Eagan, Minnesota, location and will enter the private high school market with the opening of college preparatory high schools in South Bend, Indiana, and Mays Landing, New Jersey. The Company believes that its TesseracT educational system can be implemented in other elementary and secondary schools throughout the United States.

In 1989, the Company shifted its strategic focus from owning and operating private schools to managing public schools. In pursuing this business strategy, the Company sought an alternative to developing internally the full range of technical resources, skills, and personnel needed to manage part or all of a major public school district. The Company chose to establish strategic alliances with experienced and nationally recognized providers to the educational community which complemented the Company's expertise in education management and developing effective educational programs. In December 1991, the Company formed an alliance with Johnson Controls World Services Inc. and KPMG Peat Marwick (the "Alliance") to cooperatively market their services for the private management of public schools. Under the terms of the Alliance, the Company was responsible for administrative matters relating to schools under management as well as introduction of its TesseracT educational system, including curriculum, use of technology, and compliance with teacher union contracts. Johnson Controls performed services as a subcontractor in noninstructional areas, including the operation, maintenance, and management of the school buildings, and Peat Marwick performed services as a subcontractor in the areas of financial management, systems, and controls. The Company also entered into a separate strategic alliance with Computer Curriculum Corporation ("CCC"), pursuant to which CCC agreed to install and maintain computer hardware and provide educational software at the schools managed by the Company.

In July 1992, the Company, in cooperation with the Alliance, entered into a five-year management agreement with Baltimore City Public Schools (the "Baltimore District") under which the Company assumed management responsibility for the operation of nine schools in the Baltimore District in return for payment of a negotiated amount each year based on the average per-pupil expenditure in the Baltimore District. The Company subsequently entered into management or consulting contracts with three additional schools in the Baltimore District under similar arrangements. Under these contracts, the Company was responsible for payment of all expenses related to the operation of the schools and bore the risk that these expenses could exceed contract revenues. These management and consulting contracts could be terminated by the Baltimore District for any reason upon ninety days' notice to the Company. During the summer of 1995, the Baltimore District proposed to pay the Company an amount significantly less than the contracted amount to operate the twelve schools for school year 1996, citing budgetary issues. When the Company refused to accept this proposal, the Baltimore Board of School Commissioners voted to cancel the management and consulting contracts with the Company. The Company provided services to the contracted schools through March 4, 1996, the effective date of termination.

In November 1994, the Company entered into a five-year management contract with the Board of Education of the city of Hartford, Connecticut, under which the Company provided comprehensive educational and management operating services to the 32-school public school system of the city of Hartford. The Company would realize a profit for its services only if it generated cost savings in the delivery and administration of educational, financial, and noninstructional services. The Hartford Board of Education had the right to terminate the contract for any reason upon ninety days' notice to the Company. Through December 1995, the Company invested approximately $12 million to repair school facilities, purchase technology, and make other school improvements. When Hartford officials refused to reimburse the Company for such expenditures, the Company notified the Board of Education and the city of Hartford that it would stop all services unless payment was received promptly in accordance with the contractual terms. In January 1996, the Hartford Board of Education voted to seek an amicable dissolution of the contract, citing an impasse in negotiations with the Company on amounts owed to the Company for its management services.

Due to the Company's experiences with public school contracts and the related restrictions and problems and the rapidly evolving acceptance of a "private" alternative, the Company has made the strategic decision to focus its attention and resources on expanding its private school business and entering the growing public charter school market. These two markets will give the Company the opportunity to open schools utilizing the following criteria: the Company will only operate schools in which it can use its own employees and its own proven curriculum; contracts to operate schools must be granted directly by a state designated agency, with full funding and must be for an extended period of time, with cancellation due only to non-performance; and attendance at the schools must be by choice.

Public charter schools are generally autonomous entities authorized by the state or locality to conduct operations independent from the surrounding public school district. Various state laws provide that charters can be granted by state boards of education, public universities, and local districts which can also revoke a charter if the school fails to meet its obligations under the charter.

Although charter operators are required to meet certain educational standards, they often will be free from various state and local regulations. Therefore, in many states, charter schools can hire their own teachers and other staff, use their own curriculum, and manage their operations independent from public school district bureaucracy.

Whereas traditional public schools often hold near monopolies on education, charters must attract students based on their educational approach and program offerings. Charters compete for students, with a per-pupil allocation of funds generally comparable, although sometimes less than that available to other public schools. Charters can only succeed if they deliver an education of sufficiently high quality to attract students, while keeping costs at a level that generates a reasonable return to the operator.

Presently, approximately 30 states have enacted some form of charter legislation with over 700 charter schools currently in operation. The charter school application and approval process is highly competitive, with many individuals, non-profit organizations, private and for-profit companies all pursuing a limited number of available charters. In addition, traditional public schools and the teachers' unions have provided strong opposition to the charter movement in many states. During fiscal 1998, the Company will be submitting applications to operate charter schools in various states. However, there can be no assurances that the Company will be successful in obtaining all or a portion of the charters requested. In 1997, the Company did receive a charter from the state of Arizona to open and operate 12 charter schools. However, the eventual opening of any charter school is dependant on various factors, including the receipt of adequate state funding and the availability of school facilities.
The level of capital funding in Arizona is presently inadequate to provide for facility costs and therefore, the Company has deferred the opening of any charter schools in Arizona. The Company believes that in selected high growth communities, it may be able to partner with real estate developers who will subsidize the Company's capital costs in return for the Company's agreement to operate a public charter school in a new housing development. The Company believes that funding levels in various charter states will allow the Company to open and operate both elementary and secondary public charter schools that will be successful, both educationally and financially.

The Company has successfully operated the TesseracT Private Schools for over ten years and plans to expand its private school base. In fiscal 1998, it will add a middle school at its Eagan, Minnesota, location and will enter the private high school market with the opening of college preparatory high schools in South Bend, Indiana, and Mays Landing, New Jersey. The private school market faces the same type of competition as charter schools, except that ownership can be limited due to the higher capital required to open a new private school. In addition, non-profit and religious organizations will typically offer private education at a reduced tuition level than that offered by the Company.

In addition to the significant capital requirements of acquiring a satisfactory school facility and providing all necessary improvements, fixtures, equipment, and furniture, there will likely be a long lead time required to establish a new private school's reputation and attract a sufficient number of students willing to pay the private school tuition. Accordingly, the Company anticipates that its new private schools will generally take two to three years to operate profitably. Public charter schools offer a more immediate opportunity for financial return since no tuition is required for attendance. However, the ultimate profitability of a charter school is roughly one-half of a fully occupied private school.

ACQUISITIONS; RECENT DEVELOPMENTS

The Company also plans on expanding its educational offering to the preschool and post-secondary markets through the acquisition of selected educational providers.

On September 2, 1997, the Company signed a definitive agreement to acquire Sunrise Educational Services, Inc. ("Sunrise") through a merger of Sunrise into a wholly-owned subsidiary of the Company. In addition to operating approximately 35 preschools, Sunrise has expanded into the operation of private schools and has a management contract to operate public charter schools that have recently opened at approximately 15 of its Arizona centers. Sunrise reported revenues of $9,900,000 and net earnings of $235,000 for the nine months ended April 30, 1997. The proposed acquisition requires the approval of both shareholder groups and is expected to be completed by January 1998.

INDUSTRY AND COMPETITION

Annual spending on education in the United States is estimated to be in excess of $670 billion. Of the $320 billion spent on kindergarten through twelfth grade, less than 3% is spent at for-profit, private schools. In contrast, of the $30 billion spent on preschool education, more than a third is spent with private, for-profit companies.

While price is an important factor in competition, the Company believes that other important factors include offering professionally developed educational programs, well-equipped facilities, trained teachers, and other related services. Particularly in the preschool market, many of these services are not offered by the Company's competition.

Competition in the Company's markets is highly fragmented. For school age children, the Company competes with other for-profit private schools, with non-profit schools and, most importantly, with the public school system. The Company is not aware of any secular competitor which currently competes beyond a regional level. However, the Company anticipates that, given the perceived potential of the education market, well-financed competition may emerge, including possible competition from the large for-profit child care companies. The Company believes that the structure of these larger companies may make it difficult for them to implement and develop programs which are based upon curriculum-intensive goals, which would require significant cultural changes.

For preschool age children, the Company competes with other curriculum-based preschools. Also seeking enrollments of preschool age children are large for-profit child care companies, as well as other child care providers (including in-home individual child care providers and corporations that provide child care for their employees). However, the Company believes that persons in its target market - parents seeking curriculum-based programs for their children - seek services not provided by these child care providers.

REGULATION

Schools and preschools are subject to a variety of state and local regulations and licensing requirements. These regulations and licensing requirements vary greatly from jurisdiction to jurisdiction. Generally, the governmental agencies review the safety, fitness, and adequacy of the buildings and equipment, the ratio of staff personnel to enrolled children, the dietary program, the daily curriculum, compliance with health standards, and the qualifications of the Company's personnel.

As the Company enters into post-secondary education, the Company will become subject to the Higher Education Act of 1986, as amended (the "HEA"), in order for students to participate in Federal Financial Aid programs under Title IV of the HEA. The Company will also become subject to the general oversight of the United States Department of Education ("DOE") and will need to be accredited by an association recognized by the DOE. The Company will also become subject to regulation promulgated by applicable state higher education regulatory bodies.

INSURANCE

The Company currently maintains comprehensive general liability insurance, workers compensation, automobile liability, property, excess umbrella liability, and student accident insurance. The policies provide for a variety of coverage and are subject to various limits. Companies involved in the education and care of children, however, may not be able to obtain insurance for the total risks inherent in their operations. In particular, general liability coverage can have reduced limits per claim for child abuse. The Company carries fire and other casualty insurance on its schools and liability insurance in amounts which management feels are adequate for its operations in the foreseeable future.

SEASONALITY

The Company's TesseracT Private Schools historically have lower operating revenues in the summer due to lower summer enrollment. The Company seeks to improve summer results through camps and other programs.

EMPLOYEES

At September 15, 1997, the Company employed approximately 120 employees, of which 105 were teachers or administrators at the TesseracT Private Schools. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.


ITEM 2. PROPERTIES

The Company's headquarters is comprised of approximately 4,500 square feet of leased office space in Minneapolis, Minnesota. The Company also owns and operates private schools in Eagan, Minnesota, and Paradise Valley, Arizona. Each private school facility has approximately 21,000 square feet of classroom and administrative office space.


ITEM 3. LEGAL PROCEEDINGS

At June 30, 1997, the Company is not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock trades on The NASDAQ Stock Market under the symbol EAIN. For common stock price information, see Note 16. As of June 30, 1997, the Company's common stock was held by approximately 3,300 shareholders of record or through nominee or street name accounts with brokers.

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


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                         Year ended June 30,
                                         --------------------------------------------------
                                            1997      1996       1995       1994      1993
                                         --------   --------   --------   -------   -------
STATEMENT OF OPERATIONS DATA:

   Revenue                               $  4,835   $115,090   $213,582   $34,403   $30,055
   Gross profit (loss)                      1,082     (2,672)    (3,745)    3,876     2,983
   Net earnings (loss)                        566     (9,507)    (7,443)    2,534     1,119
   Net earnings (loss) per share         $    .08   $  (1.27)  $  (1.09)  $   .33   $   .18
   Weighted average shares outstanding      7,501      7,477      6,822     7,785     6,352

                                                              June 30,
                                         --------------------------------------------------
                                            1997      1996       1995       1994      1993
                                         --------   --------   --------   -------   -------
BALANCE SHEET DATA:

   Working capital (deficit)             $ 20,054   $ 12,927   $ (6,986)  $ 1,402   $ 8,051
   Long-term marketable securities              -      7,322     28,972    26,262    27,106
   Total assets                            29,057     29,684     43,481    34,899    39,639
   Long-term debt                               -        309        636       253         5
   Shareholders' equity                  $ 24,880   $ 24,312   $ 29,825   $29,397   $36,549



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The accompanying consolidated financial statements reflect the operations of private schools in Eagan, Minnesota, and Paradise Valley, Arizona. The TesseracT Private Schools were purchased by the Company effective January 1, 1995. Prior to that time, the schools were operated by the Company under management agreements.

The accompanying consolidated financial statements for the years ended June 30, 1996 and 1995 also include the results of operations of the Company's public school management and consulting contracts. In July 1992, the Company entered into a five-year management agreement with Baltimore City Public Schools under which the Company assumed management responsibility for the operation of nine schools in the Baltimore District. The Company subsequently entered into management or consulting contracts with three additional schools in the Baltimore District. The management and consulting contracts (the "Baltimore Contracts") allowed the Baltimore District to cancel the agreements for any reason upon ninety days' notice to the Company and in November 1995, the Baltimore Board of School Commissioners voted to cancel the Baltimore Contracts, citing budgetary issues. The Company provided services to the contracted schools through March 4, 1996, the effective date of termination.

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


RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1997 AND 1996. Total revenue in 1997 was $4,835,000 compared to $115,090,000 in 1996. The decrease is the result of the cancellation of the Company's public school management contracts in Baltimore and Hartford in the third quarter of fiscal 1996. Tuition and other revenue consists of revenue from the TesseracT Private Schools and consulting revenue on the Company's private school consulting contracts.

Private school costs and other expenses represent costs incurred in the operation of the TesseracT Private Schools.

School management expenses in fiscal 1996 relate to costs incurred on the Baltimore and Hartford school management contracts. These expenses include charges of $4,255,000 related to costs incurred under the Hartford contract but not yet reimbursed by the Hartford Board of Education and a charge of $2,000,000 to cover estimated write-offs and shutdown costs associated with the cancellation of the Baltimore and Hartford contracts. In June 1996, the Company reached partial settlement with city of Hartford and Hartford Board of Education officials on amounts owed the Company under its school management contract. The Company received $3,073,000 for the computers installed in and the capital improvements made to the Hartford schools. This amount was included in school management expenses as a recovery against amounts previously written-off under the contract.

Selling, general, and administrative expenses in 1997 were $3,784,000 compared to $5,061,000 in 1996, a decrease of $1,277,000. This decrease reflects a reduction in personnel due to the cancellation of the public school contracts during the third quarter of fiscal 1996. In addition, marketing and legal costs were below prior year levels as the Company focused its resources on public charter schools and expanding its private school business. These decreases were offset by start-up costs of $363,000 incurred in connection with the fiscal 1998 opening of private college preparatory high schools in South Bend, Indiana, and Mays Landing, New Jersey.

Other income in 1997 was $3,268,000 compared to a net expense of $1,774,000 is fiscal 1996. The current year includes settlement income of $1,250,000 received from the Company's investment management firm to resolve all remaining issues relating to the firms management of the Company's investment portfolio and $650,000 related to the final settlement of issues regarding amounts owed to the Company under the Hartford contract.

Investment income in 1996 included a charge of $3,400,000 to reflect what the Company believed was a permanent impairment in the value of its investment portfolio and its related decision to liquidate these investments in fiscal 1997. This write-down to market value had previously been reported as a direct charge to shareholders' equity. Interest income in 1997 totaled $1,336,000 compared to $1,885,000 in 1996. This decrease is due to lower investment levels and yields in 1997.

The decrease in interest expense from $249,000 in 1996 to $17,000 in 1997 reflects the retirement of short-term borrowings used to finance the purchase of the TesseracT Private Schools and capital leases related to the Baltimore Contract.

For the year ended June 30, 1997, the Company recorded net earnings of $566,000 or $.08 per share compared to a net loss of $9,507,000 or $1.27 per share in 1996. The change is primarily due to the charges recorded in the prior year on the Baltimore and Hartford public school management contracts along with the settlement income recorded in fiscal 1997.


COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1996 AND 1995. Total revenue in 1996 was $115,090,000 compared to $213,582,000 in 1995, a decrease of $98,492,000.
This decrease reflects the impact of the termination of the Hartford and Baltimore contracts during the third quarter of fiscal 1996.

With the January 1996 termination of services, no revenue was recorded on the Hartford contract subsequent to December 31, 1995. Total Hartford school management revenue recorded in 1996 was $89,192,000, compared to $175,625,000 in 1995. Revenue on the Baltimore management contracts, which was recorded through the March 4, 1996, termination date, totaled $21,503,000 in 1996, compared to $34,197,000 in 1995.

Tuition and other revenue in 1996 represent tuition revenue from the TesseracT Private Schools as well as consulting revenue generated from the Company's public and private school consulting contracts. Tuition and other revenue in 1995 represent tuition revenue from the TesseracT Private Schools beginning January 1, 1995, as well as public school consulting revenue.

Direct expenses in 1996 were $117,762,000 compared to $217,327,000 in 1995, a decrease of $99,565,000. This decrease is related to the termination of the Hartford and Baltimore school management contracts.

School management expenses related to the Hartford contract were $90,374,000 in 1996, compared to $181,125,000 in 1995. Included in 1996 and 1995 amounts were charges of $4,255,000 and $5,500,000, respectively, related to costs incurred under the contract but not yet reimbursed by the Hartford Board of Education. In June 1996, the Company reached partial settlement with city of Hartford and Hartford Board of Education officials on amounts owed the Company under its school management contract. The Company received $3,073,000 for the computers installed in and the capital improvements made to the Hartford schools. This amount was included in school management expenses as a recovery against amounts previously written-off under the contract.

School management expenses related to the Baltimore contracts were $21,770,000 in 1996 compared to $32,735,000 in 1995.

In addition to the school management expenses directly related to the management contracts, the Company recorded a charge of $2,000,000 during 1996 to cover estimated write-offs and shutdown costs associated with the cancellation of the Baltimore and Hartford contracts.

Private school costs and other expenses in 1996 and 1995 primarily relate to expenses incurred at the TesseracT Private Schools from January 1, 1995, through June 30, 1996.

Selling, general, and administrative expenses in 1996 were $5,061,000 compared to $5,862,00 in 1995, a decrease of $801,000. This decrease was the result of reductions in marketing and legal expenditures in 1996, offset by increases in personnel costs due to higher personnel levels early in the year and severance costs from staff cutbacks in the last half of the year.

Other income (expense) was a net expense of $1,774,000 in 1996 compared to net income of $2,164,000 in 1995. Fiscal 1995 included settlement income of $3,000,000 related to the preliminary settlement between the Company and its investment management firm over the management of the Company's investment portfolio and a $3,015,000 loss on the sale of marketable securities. Investment income in 1996 included a charge of $3,400,000 to reflect what the Company believed was a permanent impairment in the value of its investment portfolio and its related decision to liquidate these investments in fiscal 1997. This write-down to market value had previously been reported as a direct charge to shareholders' equity. Interest income in 1996 totaled $1,885,000 compared to $2,330,000 in 1995. This decrease is due to lower investment levels in 1996.

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


CAPITAL RESOURCES AND LIQUIDITY

During the year ended June 30, 1997, the Company satisfied its working capital needs principally from cash on hand at the beginning of the year and from cash generated from the sale of marketable securities during the year.

Net cash used in operating activities totaled $197,000, primarily due to changes in current assets and liabilities at June 30, 1997, offset by the earnings generated during the year. In addition, during the year the Company liquidated its entire marketable securities portfolio generating proceeds of $9,592,000.

Cash investments in property and equipment totaled $896,000 during 1997, primarily related to land and building costs incurred in connection with the addition of a middle school at Eagan, Minnesota.

At June 30, 1997, the Company had working capital of $20,054,000, an increase of $7,127,000 over the working capital at June 30, 1996. This increase is primarily due to the sales of marketable securities previously discussed. As discussed in Note 3, during fiscal 1997, the Company entered into an agreement with the Baltimore District that resolved all outstanding issues related to the Baltimore Contracts. As part of the settlement agreement, the Company has agreed to provide a letter of credit through June 2001 as security for any federal or state restricted fund audit exceptions that relate to the periods during which the Company managed or consulted with the schools. The letter of credit requirement is $800,000 for fiscal 1998 and declines each year to $200,000 in fiscal 2001. The Company will be required to pledge cash or securities as collateral for this letter of credit.

As discussed in Note 3, during fiscal 1997, the Company reached a final agreement with Hartford officials on the remaining amounts owed to the Company. Under the agreement, the Company will receive $3,250,000 in annual installments of $650,000 over the next five years. These annual payments are being recorded in income as they are received.

As discussed in Note 15, subsequent to the end of the year, the Company entered into a definitive agreement to acquire Sunrise Educational Services, Inc. ("Sunrise"). The Company expects to issue shares of common stock and cash to Sunrise shareholders with a total value of approximately $13,500,000, with the cash portion not to exceed $4,100,000. In addition, the Company will open college preparatory high schools in South Bend, Indiana, and Mays Landing, New Jersey, and a middle school in Eagan, Minnesota, during 1998. The Company anticipates spending approximately $3,600,000 to acquire, construct, and renovate facilities and to purchase furniture and equipment for these new schools.

The Company believes it has sufficient cash on hand to ensure uninterrupted performance of its operating obligations as currently structured and anticipated. No assurance can be made, however, that this will remain the case.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes and schedule are included in Item 14 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

                    Name            Age               Position
          ------------------------  --- ----------------------------------------

          John T. Golle             53  Chairman of the Board of Directors and
                                             Chief Executive Officer
          Richard T. Burke (1)(2)   53  Vice Chairman of the Board of Directors
          Robert I. Karon (1)(3)    51  Director
          Gale R. Mellum (1)        55  Director
          John T. Walton (2)(3)     50  Director
          Philip E. Geiger, Ph.D.   50  President and Chief Operating Officer
          Gerald A. Haugen          56  Chief Financial and Administrative
                                             Officer

---------------------------------------

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Option Committee

Mr. Golle founded the Company and has been Chairman of the Board and Chief Executive Officer since its inception.

Mr. Burke was elected Vice Chairman of the Board in November 1992. He is general partner and Chief Executive Officer of the NHL's Phoenix Coyote hockey franchise. Prior to this position, Mr. Burke was Chairman and Chief Executive Officer of United HealthCare Corporation until his retirement in February 1988. Mr. Burke is a director of United HealthCare Corporation and First Cash, Inc.

Mr. Karon has been a member of the accounting firm of Schweitzer Rubin Karon & Bremer since 1975.

Mr. Mellum has been a member of the law firm of Faegre & Benson LLP since 1968, which has acted as general counsel to the Company since its inception.

Mr. Walton has been Chairman of SATLOC, INC., a manufacturer of global positioning satellite systems for industrial and agricultural application since March 1994. From July 1983 to March 1994, Mr. Walton was Chairman and Chief Executive Officer of Corsair Marine, Inc., a sailboat manufacturing company. Mr. Walton has also served as Vice President of Walton Enterprises II, L.P., a real estate holding company, since November 1990. Mr. Walton is a director of Wal-Mart Stores, Inc.

Dr. Geiger was appointed President of the Company in January 1996 and was appointed to the additional position of Chief Operating Officer in February 1997. From July 1994 to December 1995, Dr. Geiger served as the Company's New Jersey Division President. Prior to joining the Company, Dr. Geiger was Superintendent of Piscataway Township Public Schools, Piscataway, New Jersey, from July 1991 to June 1994.

Mr. Haugen was appointed Chief Financial and Administrative Officer of the Company in January 1996. Prior to joining the Company, Mr. Haugen was an independent business consultant. From August 1989 to July 1993, Mr. Haugen was Senior Vice President and Chief Financial Officer of Jostens, Inc.

None of the Company's directors or executive officers are related to any other director or executive officer of the Company.


DIRECTOR COMPENSATION

Members of the Board of Directors receive no cash compensation. The 1988 Plan provides for the nondiscretionary grant of a nonstatutory stock option to purchase 10,000 shares of common stock to each non-employee director on the date of each annual meeting of the Company's shareholders as compensation for services for the ensuing year. Non-employee directors joining the board between annual meetings are granted an option to purchase a pro-rata portion of such number of shares. All non-employee director options have an exercise price equal to the fair market value of a share of common stock on the date of grant and become fully exercisable one year after the date of grant. Pursuant to the approval of an amendment to the Company's 1988 Stock Option Plan at the 1996 Annual Meeting of Shareholders, on November 12, 1996, each non-employee director received a one-time grant of an option to purchase 30,000 shares of common stock in exchange for surrendering existing options to purchase a total of 30,000 shares. The purpose of the new grant was to effect a repricing of the existing options to $4.75 per share. The new grant becomes fully exercisable at the 1997 Annual Meeting.


COMPLIANCE WITH REPORTING REQUIREMENTS

As required by Securities and Exchange Commission rules under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and based solely on a review of copies of forms submitted to the Company during and with respect to the 1997 fiscal year, the Company makes the following disclosure. On January 31, 1997, Mr. Golle filed a Form 4 which was due on December 10, 1996. This form disclosed an acquisition of Company securities in November 1996.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides certain summary information for the fiscal years ended June 30, 1997, 1996, and 1995 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and the Company's other executive officers whose total salary and bonus compensation for fiscal 1997 exceeded $100,000 (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE


                                                                 Long-Term
                                                               Compensation
                                        Annual Compensation       Awards
     Name and                        ------------------------ ---------------
Principal Position      Fiscal Year   Salary           Bonus  Options Granted
------------------      -----------  --------        -------- ---------------

John T. Golle               1997     $325,000        $    -0-         -0-
(Chairman and Chief         1996      325,000             -0-     120,000 (3)
Executive Officer)                                                370,000 (3)
                                                                  125,000
                            1995      134,897         100,000         -0-

Philip E. Geiger (1)        1997      200,000 (4)      50,000       5,000
(President and Chief        1996      200,000 (4)         -0-     100,000
Operating Officer)                                                  5,000 (3)

Gerald A. Haugen (2)        1997      150,000          75,000     100,000
(Chief Financial and        1996       69,327          50,000     100,000
Administrative Officer)


(1) Dr. Geiger was named an executive officer of the Company on January 1, 1996.
(2)  Mr. Haugen's employment with the Company commenced January 15, 1996.
(3) Options granted in fiscal 1996 through the repricing of existing options. The 120,000 options granted to Mr. Golle were surrendered as part of the 370,000 repriced option grant in January 1996.
(4) Includes a guaranteed bonus of $50,000 paid in equal installments as part of Dr. Geiger's monthly salary.


EMPLOYMENT AGREEMENTS

On April 19, 1991, the Company entered into an employment agreement with Mr. Golle which provides that Mr. Golle will receive a base salary of $120,000 annually, or such higher amount as the Company in its discretion may determine to be appropriate. The initial term of the employment agreement continued until June 30, 1994, at which time the agreement renewed automatically for successive one-year terms. The Company may terminate Mr. Golle's employment without cause by giving 90 days written notice, upon which Mr. Golle would be entitled to receive his current base salary for nine months plus the pro-rata portion of his performance bonus, as described below, calculated as of a date 30 days after such termination. Under the agreement, Mr. Golle may not compete with the Company for a period of two years after the termination of his employment unless such termination is involuntary and effected by the Company without cause.

Effective July 1, 1993, Mr. Golle's employment agreement was amended to change the terms of the performance bonus. Under the amended employment agreement, for each fiscal year beginning with 1994, Mr. Golle will receive as a performance bonus a share of the management bonus pool established by the Compensation Committee for such year. The amount and the terms of Mr. Golle's share of each management bonus pool are to be determined by the Compensation Committee in its discretion.

On August 10, 1993, the Company entered into an employment agreement with Dr. Geiger which provides that Dr. Geiger will receive a base salary of $150,000 annually, or such higher amount as the Company in its discretion may determine to be appropriate. In addition, Dr. Geiger will be eligible to receive annual performance bonuses to be based on the profitability of the Company. The Company has guaranteed a minimum annual bonus of $50,000 which is paid in equal installments as part of Dr. Geiger's monthly salary. The Company may terminate Dr. Geiger's employment without cause by giving 30 days' written notice of termination, upon which Dr. Geiger would be entitled to receive his regular base salary for a period of six months. Under the agreement, Dr. Geiger may not compete with the Company for a period of one year after the termination of his employment unless such termination is involuntary and effected by the Company without cause.

On January 15, 1996, the Company entered into an employment agreement with Mr. Haugen which provides that Mr. Haugen will receive a base salary of $150,000 annually, or such higher amount as the Company in its discretion may determine to be appropriate. Mr. Haugen shall be eligible to receive annual performance bonuses to be determined by the Board of Directors and Chief Executive Officer in annual amounts of at least $50,000, but not to exceed his annual base salary, based on the achievement of mutually agreed individual and corporate performance objectives. The Company may terminate Mr. Haugen's employment without cause by giving 30 days' written notice of termination, upon which Mr. Haugen would be entitled to receive his regular base salary for a period of six months. Under the agreement, Mr. Haugen may not compete with the Company for a period of one year after the termination of his employment unless such termination is involuntary and effected by the Company without cause.

STOCK OPTIONS

The following table provides information regarding stock options granted to the Named Executive Officers during fiscal 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                   Potential Realizable
                                                                                     Value at Assumed
                                            Individual Grants                         Annual Rates of
                                 ---------------------------------------------          Stock Price
                                 Percent of Total                                       Appreciation
                                 Options Granted                                    for Option Term (4)
                     Options       to Employees    Exercise Price   Expiration    -----------------------
      Name           Granted      in Fiscal Year    Per Share (3)      Date           5%            10%
----------------   -----------   ----------------  --------------   ----------    ---------     ---------
Philip E Geiger      5,000 (1)          1.9%           $  2.94       8/7/2006     $   9,245     $  23,428

Gerald A. Haugen   100,000 (2)         37.4               2.94       8/7/2006       184,895       468,560

(1) These options were granted under the 1992 Plan and are exercisable in annual 1/3 increments beginning August 8, 1999.

(2) 50,000 of these options were granted under the 1992 Plan and are exercisable in annual 1/3 increments beginning August 8, 1999. The remaining 50,000 options were granted under the 1988 Plan and are exercisable in annual 1/5 increments beginning August 8, 1996.

(3) The exercise price per share of the options listed in the table are not less than the fair market value of a share of common stock on the date of grant, as determined under the 1988 and 1992 Plans.

(4) Potential realizable values shown above represent the potential gains based upon annual compound stock price appreciation of 5% and 10% from the date of grant through the full option term. The actual value realized, if any, on stock option exercises will be dependent upon overall market conditions and the future performance of the Company and its common stock. There is no assurance that the actual value realized will approximate the amounts reflected in this table.


The following table summarizes options exercised during fiscal 1997 and provides information regarding unexercised options held by the Named Executive Officers at fiscal year-end.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR-END OPTION VALUES

                                                       Value of Unexercised
                        Unexercised Options            In-the-Money Options
                        at Fiscal Year End            at Fiscal Year End (1)
                    --------------------------     ---------------------------
                    Exercisable  Unexercisable     Exercisable   Unexercisable
                    -----------  -------------     -----------   -------------

John T. Golle             -0-       495,000          $   -0-       $    -0-

Philip E. Geiger          -0-       110,000              -0-          7,175

Gerald A. Haugen       50,000       150,000           14,350        129,150

(1) Value is based on a share price of $4.375, which was the closing price for a share of Common Stock on the NASDAQ National Market System on June 30, 1997, minus the exercise price.

No options were exercised by the Named Executive Officers during fiscal 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of common stock as of September 15, 1997 (unless otherwise noted below) by (i) each person or entity known by the Company to own beneficially more than 5% of the outstanding common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table on page 12 of this Form 10-K, and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted below, the listed beneficial owner has sole voting and investment power with respect to such shares and the address of the listed beneficial owner is that of the Company.

Name and Address                    Amount and Nature      Percent of Common
of Beneficial Owner              of Beneficial Ownership   Stock Outstanding
-------------------              -----------------------   -----------------

Perkins Capital Management (1)
730 East Lake Street
Wayzata, MN 55391                         811,100                 10.8%

Nelkin Capital Management (2)
111 Great Neck Road   Suite 304
Great Neck, NY 11021                      700,000                  9.3%

A. Baron Cass III (3)
5005 LBJ Freeway, LB # 119
Dallas, TX 75244                          496,400                  6.6%

John T. Golle (4)                         346,906                  4.5%

Richard T. Burke (5)                      325,000                  4.3%

John T. Walton (6)                        273,333                  3.6%

Gale R. Mellum (7)                        252,372                  3.4%

Robert I. Karon (8)                       182,992                  2.4%

Gerald A. Haugen (9)                       60,000                    *

Philip E. Geiger (10)                      11,100                    *

All directors and executive
officers as a group (7 persons)
(4) (5) (6) (7) (8) (9) (10)            1,451,703                 18.2%

---------------------------------------

* Represents beneficial ownership of not more than 1% of the outstanding common stock.

(1) Based on a Schedule 13G filed by Perkins Capital Management ("Perkins") on February 10, 1997. Perkins reports having sole voting power with respect to 349,000 shares and sole dispositive power with respect to all shares listed.

(2) Based on information provided to the Company by Nelkin Capital Management as of September 9, 1997.

(3) Based on a Schedule 13D filed by A. Baron Cass III ("Cass") on October 18, 1995. Cass reports having sole voting and investment power with respect to 20,000 shares and shared voting and investment power with respect to 428,400 shares. Cass disclaims beneficial ownership on the remaining 48,000 shares owned by a partner of Cass.

(4) Includes 1,280 shares held by a member of Mr. Golle's immediate family, of which shares Mr. Golle disclaims beneficial ownership. Does not include 56,285 shares held in five trusts of which Mr. Karon is trustee and the beneficiaries of which are members of Mr. Golle's immediate family, and 18,310 shares held by the Golle Family Foundation, a charitable organization. Includes 200,000 shares issuable pursuant to options exercisable within 60 days.

(5) Includes 100,000 shares issuable pursuant to options exercisable within 60 days.

(6) Includes 10,000 shares owned by a member of Mr. Walton's immediate family, of which shares Mr. Walton disclaims beneficial ownership. Includes 43,333 shares issuable pursuant to options exercisable within 60 days.

(7) Includes 72,222 shares owned by a member of Mr. Mellum's immediate family, of which shares Mr. Mellum disclaims beneficial ownership. Includes 10,000 shares held by two trusts of which Mr. Mellum is trustee and the beneficiaries of which are members of Mr. Mellum's immediate family. Includes 40,000 shares issuable pursuant to options exercisable within 60 days.

(8) Includes 56,285 shares held by five trusts of which Mr. Karon is trustee and the beneficiaries of which are members of Mr. Golle's immediate family. Includes 1,175 shares owned by Schweitzer Rubin Karon & Bremer, a professional association in which Mr. Karon is a shareholder. Includes 40,000 shares issuable pursuant to options exercisable within 60 days.

(9) Includes 60,000 shares issuable pursuant to options exercisable within 60 days.

(10) Includes 55 shares owned by a member of Mr. Geiger's immediate family, of which shares Mr. Geiger disclaims beneficial ownership. Includes 10,000 shares issuable pursuant to options exercisable within 60 days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Faegre & Benson LLP, a law firm in which Mr. Mellum is a partner, provides the Company with legal services.

The Company believes that the above-referenced transactions were on terms no less favorable to the Company than those obtainable in arms-length transactions with unaffiliated third parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT:

     (1)  CONSOLIDATED FINANCIAL STATEMENTS

          The consolidated financial statements of the Company and its subsidiary begin on page 23 in the Appendix. The Report of Independent Public Accountants on the Company's consolidated financial statements is presented on page 22 in the Appendix.

     (2)  FINANCIAL STATEMENT SCHEDULES

          See Index to Consolidated Financial Statements and Schedules on page 21 in the Appendix. The financial statement schedule should be read in conjunction with the consolidated financial statements. All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended June 30, 1997.

(c)  EXHIBITS

     The following exhibits are filed as part of this Annual Report on Form 10-K for the year ended June 30, 1997.

     EXHIBIT
     NUMBER    EXHIBIT DESCRIPTION
     -------   -------------------

     2 Agreement and Plan of Merger, dated September 2, 1997, by and among the Company, Sun Delaware, Inc., and Sunrise Educational Services, Inc. (1)

     3.1       Restated Articles of Incorporation of the Company. (2)

     3.2 Amendment of the Restated Articles of Incorporation of the Company. (3)

     3.3       By-Laws of the Company. (4)

     4.1       Specimen Certificate of Common Stock. (5)

     4.2       Share Rights Plan dated September 8, 1993. (6)

     10.1* Employment Agreement between the Company and Philip E. Geiger dated August 10, 1993. (10)

     10.2*     1988 Education Alternatives, Inc. Stock Option Plan, as amended.
               (15)

     10.3 Real Property Lease between the Company and Zeller-Minnesota Limited Partnership dated October 30, 1992. (8)

     10.4 Agreement between the Company and TesseracT Development Company II dated January 14, 1989. (13)

     10.5* Employment Agreement between the Company and John T. Golle dated January 1, 1991. (11)

     10.6* Amendment to Employment Agreement between the Company and John T. Golle dated September 8, 1993. (9)

     10.7* 1992 Education Alternatives, Inc. Long-Term Executive Stock Option Plan, as amended. (7)

     10.8* Amendment to Employment Agreement between the Company and John T. Golle dated March 20, 1992. (14)

     10.9* Employment Agreement between the Company and Gerald A. Haugen dated January 15, 1996. (12)

     11        Statement re Computation of Per Share Earnings (Loss).

     23        Consent of Arthur Andersen LLP.

     27        Financial Data Schedule (EDGAR version only).

     ------------------------------

*    Management contract or compensatory plan or arrangement.

(1) Incorporated herein by reference to the same numbered Exhibit to the Company's Current Report on Form 8-K filed September 12, 1997.

(2) Incorporated herein by reference to Exhibit 3.2 to the Company's Amendment No. 1 to Form S-18 Registration Statement (Registration Number 33-39481-C).

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

(6) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

(7) Incorporated herein by reference to Exhibit Number 10.26 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

(8) Incorporated herein by reference to Exhibit 10.10 to the Company's Form S-1 Registration Statement (Registration Number 33-59698).

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

(12) Incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the quarter ended December 31, 1995.

(13) Incorporated herein by reference to Exhibit 10.11 to the Company's to Form S-18 Registration Statement (Registration Number 33-39481-C).

(14) Incorporated herein by reference to Exhibit 10.24 to Amendment No. 2 to the Company's Form S-1 Registration Statement (Registration Number 33-46791).

(15) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EDUCATION ALTERNATIVES, INC.


                                   By /s/ Gerald A. Haugen
                                     ---------------------------------
                                   Gerald A. Haugen
Date: September 26, 1997           Chief Financial and Administrative Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John T. Golle
-----------------------------------
John T. Golle
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)                                 September 26, 1997

/s/ Richard T. Burke
-----------------------------------
Richard T. Burke
Director                                                      September 26, 1997

/s/ Robert I. Karon
-----------------------------------
Robert I. Karon
Director                                                      September 26, 1997

/s/ Gale R. Mellum
-----------------------------------
Gale R. Mellum
Director                                                      September 26, 1997

/s/ John T. Walton
-----------------------------------
John T. Walton
Director                                                      September 26, 1997

/s/ Gerald A. Haugen
-----------------------------------
Gerald A. Haugen
Chief Financial and Administrative Officer
(Principal Financial and Accounting Officer)                  September 26, 1997

                          EDUCATION ALTERNATIVES, INC.                  APPENDIX

                         INDEX TO CONSOLIDATED FINANCIAL
                            STATEMENTS AND SCHEDULES


                                                                            Page
                                                                            ----
Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . 22

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . . 23

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . 24

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . 25

Consolidated Statements of Shareholders' Equity. . . . . . . . . . . . . . . 26

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . 27

Schedule II--Valuation and Qualifying Accounts . . . . . . . . . . . . . . . 35

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Education Alternatives, Inc.

We have audited the accompanying consolidated balance sheets of Education Alternatives, Inc. (a Minnesota corporation) and subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Education Alternatives, Inc. and subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

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



                                                            ARTHUR ANDERSEN LLP
Minneapolis, Minnesota,
August 6, 1997

EDUCATION ALTERNATIVES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                          Year ended June 30,
                                                  -----------------------------------
                                                    1997         1996          1995
                                                  -------     ---------     ---------
REVENUE
  School management                               $     -     $ 110,695     $ 211,562
  Tuition and other                                 4,835         4,395         2,020
                                                  -------     ---------     ---------
                                                    4,835       115,090       213,582
                                                  -------     ---------     ---------

DIRECT EXPENSES
  School management                                     -       114,144       215,475
  Private school costs and other                    3,753         3,618         1,852
                                                  -------     ---------     ---------
                                                    3,753       117,762       217,327
                                                  -------     ---------     ---------

GROSS PROFIT (LOSS)                                 1,082        (2,672)       (3,745)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES       3,784         5,061         5,862
                                                  -------     ---------     ---------

OPERATING LOSS                                     (2,702)       (7,733)       (9,607)
                                                  -------     ---------     ---------

OTHER INCOME (EXPENSE)
  Settlement income                                 1,900             -         3,000
  Investment income (loss)                          1,385        (1,525)         (685)
  Interest expense                                    (17)         (249)         (151)
                                                  -------     ---------     ---------
                                                    3,268        (1,774)        2,164
                                                  -------     ---------     ---------

EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE             566        (9,507)       (7,443)

INCOME TAX EXPENSE                                      -             -             -
                                                  -------     ---------     ---------

NET EARNINGS (LOSS)                               $   566     $  (9,507)    $  (7,443)
                                                  -------     ---------     ---------
                                                  -------     ---------     ---------

NET EARNINGS (LOSS) PER SHARE                     $   .08     $   (1.27)    $   (1.09)
                                                  -------     ---------     ---------
                                                  -------     ---------     ---------

WEIGHTED AVERAGE SHARES OUTSTANDING                 7,501         7,477         6,822
                                                  -------     ---------     ---------
                                                  -------     ---------     ---------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

EDUCATION ALTERNATIVES, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)
                                                                 June 30,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $ 23,246     $ 15,391
  Marketable securities                                          -        2,221
  Settlement receivable                                        650            -
  Accounts receivable, net of allowance
    (1997--$30; 1996--$53)                                      20           16
  Other current assets                                         315          362
                                                          --------     --------
      Total current assets                                  24,231       17,990

LONG-TERM MARKETABLE SECURITIES                                  -        7,322

PROPERTY AND EQUIPMENT, NET                                  4,826        4,372
                                                          --------     --------

                                                          $ 29,057     $ 29,684
                                                          --------     --------
                                                          --------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $    571     $    470
  Other current liabilities                                  3,606        4,593
                                                          --------     --------
      Total current liabilities                              4,177        5,063

LONG-TERM DEBT                                                   -          309
                                                          --------     --------

COMMITMENTS AND CONTINGENCIES (Notes 3, 9, 14, and 15)

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value,
    5,000,000 shares authorized; no
    shares issued and outstanding                                -            -
  Common stock, $.01 par value,
    25,000,000 shares authorized;
    issued and outstanding 1997--7,489,637 shares;
    1996--7,488,970 shares                                      75           75
  Additional paid-in capital                                46,388       46,386
  Accumulated deficit                                      (21,583)     (22,149)
                                                          --------     --------
      Total shareholders' equity                            24,880       24,312
                                                          --------     --------

                                                          $ 29,057     $ 29,684
                                                          --------     --------
                                                          --------     --------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

EDUCATION ALTERNATIVES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


(IN THOUSANDS)

                                                                         Year ended June 30,
                                                                  ---------------------------------
                                                                    1997         1996        1995
                                                                  --------     -------     --------
OPERATING ACTIVITIES
  Net earnings (loss)                                             $    566     $(9,507)    $(7,443)
  Adjustments to reconcile net earnings (loss) to net cash
    used in operating activities:
    Depreciation and amortization                                      316       1,214         963
    Provision for doubtful accounts                                     10           4         117
    Amortization of discount on marketable securities                    -         (17)       (139)
    (Gains)/losses on marketable securities                            (49)      3,410          15
    Changes in operating assets and liabilities:
      Accounts receivable                                              (14)        164         212
      Other current assets                                            (603)        155        (106)
      Accounts payable                                                 101      (1,321)      1,013
      Other current liabilities                                       (524)      1,709       5,277
                                                                  --------     -------     -------
        Net cash used in operating activities                         (197)     (4,189)        (91)
                                                                  --------     -------     -------

INVESTING ACTIVITIES
  Additions to property and equipment                                 (896)     (2,261)     (3,568)
  Proceeds from sales and maturities of marketable securities        9,592      22,763       1,211
                                                                  --------     -------     -------
      Net cash provided by (used in) investing activities            8,696      20,502      (2,357)
                                                                  --------     -------     -------

FINANCING ACTIVITIES
  Repayments on management and consulting contracts, net                 -         (69)     (1,233)
  Proceeds from exercise of stock options and warrants                   2         307       1,074
  Repayment of short-term borrowings and long-term debt               (646)     (3,609)       (165)
                                                                  --------     -------     -------
      Net cash used in financing activities                           (644)     (3,371)       (324)
                                                                  --------     -------     -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     7,855      12,942      (2,772)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      15,391       2,449       5,221
                                                                  --------     -------     -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 23,246     $15,391     $ 2,449
                                                                  --------     -------     -------
                                                                  --------     -------     -------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

EDUCATION ALTERNATIVES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(IN THOUSANDS)

                                      Common Stock                   Unrealized
                                    -----------------   Additional   Losses on
                                     Number               Paid-In    Marketable     Accumulated
                                    of Shares  Amount     Capital    Securities       Deficit
                                    ---------  -------  ----------   -----------    ----------
BALANCE, JUNE 30, 1994                6,465     $ 65     $ 45,015     $(10,484)     $  (5,199)

Net loss                                  -        -            -            -         (7,443)

Issuance of common stock upon
exercise of stock options
and warrants                            887        9        1,065            -              -

Change in unrealized holding
losses on marketable securities           -        -            -        6,797              -
                                     ------     ----     --------     --------      ---------

BALANCE, JUNE 30, 1995                7,352       74       46,080       (3,687)       (12,642)

Net loss                                  -        -            -            -         (9,507)

Issuance of common stock upon
exercise of stock options
and warrants                            137        1          306            -              -

Change in net unrealized holding
losses on marketable securities           -        -            -        3,687              -
                                     ------     ----     --------     --------      ---------
BALANCE, JUNE 30, 1996                7,489       75       46,386            -        (22,149)

Net earnings                              -        -            -            -            566

Issuance of common stock upon
exercise of stock options                 1        -            2            -              -
                                     ------     ----     --------     --------      ---------

BALANCE, JUNE 30, 1997                7,490     $ 75     $ 46,388     $      -      $ (21,583)
                                     ------     ----     --------     --------      ---------
                                     ------     ----     --------     --------      ---------


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

The Company owns, operates, and consults with private schools and seeks to establish contracts to operate public charter schools.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES: Cash and cash equivalents, consisting of highly liquid investments with a maturity of three months or less when purchased, are stated at cost which approximates market.

The Company had classified its marketable securities as available-for-sale and was carrying the securities at fair value, with any unrealized gains and losses reported as a separate component of shareholders' equity.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives, ranging from five to thirty years. The Company uses accelerated methods of depreciation for income tax purposes.

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

FINANCIAL STATEMENT RECLASSIFICATIONS: Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 presentation. These reclassifications had no effect on the previously reported results of operations or shareholders' equity.

RECENTLY ISSUED ACCOUNTING STANDARDS: In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"), which changes the computation and disclosure of earnings per share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. Under the Company's current capital structure, the adoption of SFAS No. 128 will not have a material impact on the Company's determination of earnings per share.

NOTE 3--PUBLIC SCHOOL CONTRACTS

BALTIMORE: In July 1992, the Company entered into a five-year contract with Baltimore City Public Schools (the "Baltimore District") under which the Company assumed management responsibility for the operation of nine schools. The Company subsequently entered into management or consulting contracts with three additional schools in the Baltimore District. These management and consulting contracts (the "Baltimore Contracts") allowed the Baltimore District to cancel the agreements for any reason upon ninety days' notice to the Company and in November 1995, the Baltimore Board of School Commissioners voted to cancel the Baltimore Contracts, citing budgetary issues. The Company provided services to the contracted schools through March 4, 1996, the effective date of termination.

During fiscal 1997, the Company entered into an agreement with the Baltimore District that resolved all outstanding issues related to the Baltimore Contracts. As part of this agreement, the Company assigned title to the capital improvements made to and the technology purchased for the managed schools to the Baltimore District in exchange for, among other things, the release of all claims made by the Baltimore District. In addition, the Company has agreed to provide a letter of credit through June 2001 as security for any federal or state restricted fund audit exceptions that relate to the periods during which the Company managed or consulted with the schools. The letter of credit requirement is $800,000 for fiscal 1998 and declines each year to $200,000 in fiscal 2001.

HARTFORD: In November 1994, the Company entered into a five-year management contract with the Board of Education of the city of Hartford, Connecticut (the "Hartford Contract"), under which the Company provided comprehensive educational and management operating services for the 32-school public school system of the city of Hartford. The Hartford Board of Education had the right to terminate the contract for any reason upon ninety days' notice to the Company. In January 1996, the Hartford Board of Education voted to seek an amicable dissolution of the contract, citing an impasse in negotiations with the Company on amounts owed to the Company for its management services.

In June 1996, the Company reached partial settlement with the city of Hartford and Hartford Board of Education officials on amounts owed the Company under its school management contract. The Company received $3,073,000 for the computers installed in and the capital improvements made to the Hartford schools. This amount was included in fiscal 1996 school management expenses as a recovery against amounts previously written-off under the contract.

During fiscal 1997, the Company reached a final agreement with Hartford officials on the remaining amounts owed to the Company. Under the final settlement, the Company will receive $3,250,000 in annual installments of $650,000 over the next five years, with the first payment due in July 1997. These annual payments are being recorded in income as they are received. In addition, both parties released each other from any further claims under the management contract.

NOTE 4--PRIVATE SCHOOLS PURCHASE

On December 30, 1994, the Company purchased from TesseracT Development Company, a partnership in which an officer/director of the Company was a 50% partner, the two private schools it operated under management agreements since March 1991. The cash purchase price of $3,300,000 for the schools in Eagan, Minnesota, and Paradise Valley, Arizona, was based on an independent appraisal. This transaction was accounted for under the purchase method of accounting.
Beginning January 1, 1995, the Company has recorded all revenue and expenses associated with the operation of the two schools in its consolidated statement of operations.

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

NOTE 5--MARKETABLE SECURITIES

During fiscal 1996, the Company classified its marketable securities as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. Available-for-sale securities are carried at fair value, with any unrealized gains and losses reported as a separate component of shareholders' equity. At June 30, 1996, the Company's marketable securities portfolio was comprised of U.S. Treasury securities, other U.S. government agency securities, other debt securities, and a fixed income mutual fund.

During the fourth quarter of 1996, the Company recorded a charge of $3,400,000 to reflect what the Company believed was a permanent impairment in the value of its investment portfolio and its related decision to liquidate these investments in fiscal 1997. This write-down to market value had been previously reported as a direct charge to shareholders' equity. At June 30, 1996, the fair value of the Company's marketable securities portfolio was equal to its cost.

During 1995, the Company and the firm hired to manage the Company's investment portfolio became involved in a dispute over the purchase and management of certain securities included in the Company's investment portfolio. The Company and its investment management firm entered into a preliminary settlement agreement on June 30, 1995, whereby the investment management firm agreed to reimburse the Company $3,000,000 for losses on the Company's portfolio. During fiscal 1997, the Company and its investment management firm entered into a final settlement agreement whereby the investment management firm agreed to pay the Company an additional $1,250,000 in fiscal 1997 to resolve all remaining disputes relating to the firm's management of the Company's investment portfolio.

During 1997 and 1996, the Company received proceeds of $9,592,000 and $22,653,000, respectively, on the sale and maturity of marketable securities. The Company realized gains of $49,000 during 1997 and realized losses of $10,000 during 1996 on the sale of marketable securities. For purposes of calculating realized gains and losses on sales of marketable securities, the amortized cost of each security sold was used.

NOTE 6--PROPERTY AND EQUIPMENT

Property and equipment at June 30 consist of the following:

                                                       1997         1996
                                                    ----------   ----------

Land                                                $1,733,000   $1,305,000
Buildings                                            2,400,000    2,400,000
Furniture and equipment                              1,096,000    1,679,000
Construction in progress                               367,000            -
Less accumulated depreciation and amortization        (770,000)  (1,012,000)
                                                    ----------   ----------

                                                    $4,826,000   $4,372,000
                                                    ----------   ----------
                                                    ----------   ----------

NOTE 7--OTHER CURRENT LIABILITIES

Other current liabilities at June 30 consist of the following:

                                                       1997         1996
                                                    ----------   ----------

Reserve for contract contingencies                  $1,512,000   $2,142,000
Deposits and prepaid tuition from private schools      960,000      676,000
Accrued expenses - managed schools                     573,000      840,000
Accrued payroll and related costs                      405,000      420,000
Current portion of long-term debt                            -      337,000
Other                                                  156,000      178,000
                                                    ----------   ----------

                                                    $3,606,000   $4,593,000
                                                    ----------   ----------
                                                    ----------   ----------

NOTE 8--LONG-TERM DEBT

Long-term debt at June 30, 1996, consisted of the following:

4.75% note due August 1999                                       $   10,000
Capital lease obligations                                           636,000
                                                                 ----------
                                                                    646,000
Less current maturities                                            (337,000)
                                                                 ----------

                                                                 $  309,000
                                                                 ----------
                                                                 ----------

The Company retired all long-term debt during fiscal 1997. The Company made interest payments in the years ended June 30, 1997, 1996, and 1995 of $17,000, $249,000, and $149,000, respectively.

NOTE 9--OPERATING LEASES

The Company leases office space and equipment under various operating lease agreements, the last of which expires in 2001. At June 30, 1997, future minimum lease payments under noncancelable operating leases were as follows:

Year ending June 30,
--------------------

       1998                                                 $ 138,000
       1999                                                    43,000
       2000                                                    15,000
       2001                                                     1,000
                                                            ---------

                                                            $ 197,000
                                                            ---------
                                                            ---------

Total rent expense for the years ended June 30, 1997, 1996, and 1995 was $313,000, $1,436,000, and $1,789,000, respectively. Rent expense of $1,201,000 and $1,582,000 in the years ended June 30, 1996 and 1995, respectively, related to school management contracts and is included in school management expenses in the accompanying consolidated statements of operations.

NOTE 10--INVESTMENT INCOME (LOSS)

Investment income (loss) for the year ended June 30 consists of the following (see Note 5):

                                               1997         1996       1995
                                            ----------  -----------  ----------

Interest income                             $1,336,000  $ 1,885,000  $2,330,000
Gain (loss) on marketable securities, net       49,000   (3,410,000) (3,015,000)
                                            ----------  -----------  ----------

                                            $1,385,000  $(1,525,000) $ (685,000)
                                            ----------  -----------  ----------
                                            ----------  -----------  ----------

NOTE 11--EQUITY

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

Under the terms of the Company's 1992 Long-Term Executive Stock Option Plan, 1,100,000 shares of common stock have been reserved for issuance to key employees of the Company, upon the exercise of stock options. The stock options issuable under the 1992 Plan are nonqualified and are exercisable over periods of up to ten years from the date of grant.

At June 30, 1997, options to purchase 411,000 shares of common stock are currently exercisable and 561,000 shares are available for grant under the two option plans. Stock option activity was as follows:

                                    Options           Option Price
                                  Outstanding           Per Share
                                  -----------         ------------

Balance at June 30, 1994           1,290,931          $3.08-$40.50
     Granted                         270,500           13.75-22.75
     Canceled                       (225,335)          11.00-40.50
     Exercised                        (9,887)           3.08-13.75
                                  ----------          ------------

Balance at June 30, 1995           1,326,209            3.38-40.50
     Granted                       1,674,388            4.00-13.25
     Canceled                     (1,589,624)           4.75-40.50
     Exercised                       (43,568)           3.38-13.75
                                  ----------          ------------

Balance at June 30, 1996           1,367,405            3.38-13.75
     Granted                         267,200             2.94-4.38
     Canceled                       (277,171)           2.94-13.75
     Exercised                          (667)                 2.94
                                  ----------          ------------

Balance at June 30, 1997           1,356,767          $2.94-$11.75
                                  ----------          ------------
                                  ----------          ------------


During 1996, the Company canceled 1,192,000 stock options and reissued a like number at the current market price.

As permitted under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS No. 123"),the Company has elected to continue to account for the two stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had the Company accounted for its stock option plans and recorded compensation cost in accordance with SFAS No. 123, the Company's pro forma net earnings (loss) and net earnings (loss) per share for the year ended June 30 would have been as follows:

                                                         1997          1996
                                                     -----------    ------------

Net earnings (loss) - as reported                    $   566,000    $(9,507,000)
Net earnings (loss) - pro forma                          (6,000)     (9,757,000)

Net earnings (loss) per share - as reported          $       .08    $     (1.27)
Net earnings (loss) per share - pro forma                      -          (1.30)


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                         1997          1996
                                                     -----------   ------------

Risk free interest rate                              5.3% - 6.4%    5.6% - 5.9%
Expected life                                            7 years   3 to 7 years
Expected volatility                                        58.5%          58.5%


In addition to options issued pursuant to the above plans, the Company previously issued nonqualified stock options to key employees at $1.00 per share, exercisable through March 1996. Options to purchase 59,700 and 101,000 shares were exercised during the year ended June 30, 1996 and 1995, respectively.

WARRANTS: The Company has issued warrants to purchase up to 822,282 shares of common stock, at exercise prices ranging from $1.00 to $8.40 per share. During 1996 and 1995, 33,350 and 776,322, respectively, of such warrants were exercised. At June 30, 1997, no warrants remain outstanding.

SHARE RIGHTS PLAN: Under the terms of the Company's share rights plan, the Company distributed as a dividend one right for each share of the Company's common stock outstanding on October 1, 1993. Each right entitles its holder to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $175, subject to adjustment. The rights will be exercisable only if a person or group acquires ownership of at least 20% of the Company's outstanding common stock or announces a tender offer to acquire 20% or more of the common stock.

NOTE 12--INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of June 30 are as follows:

                                                       1997             1996
                                                    ----------       ----------
Federal net operating loss benefit, net of
   amount to be credited to equity                  $5,621,000       $5,789,000
Capital loss carryforward benefit                      704,000                -
Securities valuation reserve                                 -        1,156,000
Accrued expenses                                       514,000          483,000
Other                                                  (18,000)          64,000
                                                    ----------       ----------
                                                     6,803,000        7,492,000
Valuation allowance                                 (6,803,000)      (7,492,000)
                                                    ----------       ----------

Net deferred income taxes                           $        -       $        -
                                                    ----------       ----------
                                                    ----------       ----------

At June 30, 1997, the Company had net operating loss carryforwards of $23,997,000 for federal tax purposes, expiring through 2012 and capital loss carryforwards of $2,072,000, expiring through 2002. The Company has determined that the realization of the loss carryforwards and the other deferred tax assets does not meet the recognition criteria under SFAS No. 109 and, accordingly, a valuation allowance has been established for the tax benefit of these items as of June 30, 1997 and 1996.

NOTE 13--RELATED-PARTY TRANSACTIONS

In addition to the related-party transactions described elsewhere, certain shareholders and directors provided legal and accounting services to the Company. Total amounts incurred for these services for the years ended June 30, 1997, 1996, and 1995 were $216,000, $230,000, and $201,000, respectively.

NOTE 14--COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with executive officers of the Company which would require severance benefits to be paid if employment is terminated for various reasons, including termination following a change of ownership or control of the Company as defined by the agreements. The maximum contingent liability for severance payments that the Company would be required to make under the employment agreements is approximately $431,000 at June 30, 1997.

NOTE 15--EVENT SUBSEQUENT TO THE DATE OF REPORT OF INDEPENDENT PUBLIC
ACCOUNTANTS

On September 2, 1997, the Company signed a definitive agreement to acquire Sunrise Educational Services, Inc. ("Sunrise"). The Company expects to issue shares of common stock and cash to Sunrise shareholders with a value of approximately $13,500,000.

Sunrise operates preschools, private schools, and public charter schools at approximately 35 sites, primarily in Arizona, and has annual revenue of approximately $14,000,000. This combination, which will be accounted for as a purchase, requires the approval of both shareholder groups and is expected to be completed by January 1998.

NOTE 16--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                   Common
                            Gross Profit   Net Earnings     Net Earnings         Stock Price
                Revenue        (Loss)          (Loss)     (Loss) Per Share     High       Low
             ------------   ------------   ------------   ----------------   -------    -------
1997:
  First      $    747,000   $    34,000    $   148,000       $      .02      $  4.00    $  2.44
  Second        1,512,000       489,000        277,000              .04         5.88       3.75
  Third         1,459,000       408,000        117,000              .02         6.75       3.50
  Fourth        1,117,000       151,000         24,000                -         5.50       3.66
             ------------   -----------    -----------       ----------      -------    -------
                                                                             -------    -------
             $  4,835,000   $ 1,082,000    $   566,000       $      .08
             ------------   -----------    -----------       ----------
             ------------   -----------    -----------       ----------

1996:
  First      $ 30,532,000   $(1,643,000)   $(2,551,000)      $    (.34)      $ 17.25    $ 12.25
  Second       74,925,000    (3,613,000)    (4,653,000)           (.62)        15.25       3.88
  Third         8,573,000      (215,000)    (1,166,000)           (.16)         6.25       3.00
  Fourth        1,060,000     2,799,000     (1,137,000)           (.15)         4.50       3.00
             ------------   -----------    -----------       ---------       -------    -------
                                                                             -------    -------
             $115,090,000   $(2,672,000)   $(9,507,000)      $   (1.27)
             ------------   -----------    -----------       ---------
             ------------   -----------    -----------       ---------


During the first, second, and third quarters of fiscal 1997, the Company received $625,000, $313,000, and $312,000, respectively, related to the final settlement with its investment management firm (see Note 5). In addition, during the fourth quarter of fiscal 1997, the Company recorded settlement income of $650,000 related to amounts received in July 1997 from the city of Hartford and the Hartford Board of Education on the final settlement of issues surrounding the Hartford Contract (see Note 3).

During the fourth quarter of 1996, the Company recorded a charge of $3,400,000 to reflect what the Company believed was a permanent impairment in the value of the Company's investment portfolio and its related decision to liquidate these investments in fiscal 1997 (see Note 5). Also in the fourth quarter of 1996, the Company received $3,073,000 for the computers installed in and the capital improvements made to the Hartford schools. This amount was included in school management expenses as a recovery against amounts previously written off under the Hartford Contract (see Note 3).

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

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                          EDUCATION ALTERNATIVES, INC.


        Column A                      Column B            Column C                 Column D        Column E
-----------------------------        ----------    ------------------------      ------------     ----------
                                                          Additions
                                                   ------------------------
                                     Balance at    Charged to    Charged to                       Balance at
                                      beginning     costs and       other                           end of
       Description                    of period     expenses      accounts        Deductions        period
-----------------------------        ----------    ------------------------      ------------     ----------
YEAR ENDED JUNE 30, 1997:
  Allowance for uncollectible
    accounts receivable                $ 53,000      $ 10,000                    $ (33,000)(1)     $ 30,000

YEAR ENDED JUNE 30, 1996:
  Allowance for uncollectible
    accounts receivable                  49,000         4,000                                -       53,000

YEAR ENDED JUNE 30, 1995:
  Allowance for uncollectible
    accounts receivable                 579,000       117,000                    (647,000) (2)       49,000
  Provision for affiliated schools      391,000                                  (391,000) (3)            -


(1) The reduction in the allowance for uncollectible accounts receivable was made to bring the allowance in line with the anticipated uncollectible accounts receivable at June 30, 1997.

(2) The reduction in the allowance for uncollectible accounts receivable resulted primarily from the write-off of the fully reserved accumulated but uncollected management fees associated with the TesseracT Private Schools prior to their purchase in December 1994.

(3) The provision for affiliated schools was reclassified on December 31, 1994, when the private schools were purchased by the Company. This reserve was utilized to provide for the write-off of school leasehold improvements included in the purchase price of the schools and for other expenses associated with the school purchase.

EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

2 Agreement and Plan of Merger, dated September 2, 1997, by and among the Company, Sun Delaware, Inc., and Sunrise Educational Services, Inc. (1)

3.1            Restated Articles of Incorporation of the Company. (2)

3.2 Amendment of the Restated Articles of Incorporation of the Company. (3)

3.3            By-Laws of the Company. (4)

4.1            Specimen Certificate of Common Stock. (5)

4.2            Share Rights Plan dated September 8, 1993. (6)

10.1* Employment Agreement between the Company and Philip E. Geiger dated August 10, 1993. (10)

10.2*          1988 Education Alternatives, Inc. Stock Option Plan, as amended.
               (15)

10.3 Real Property Lease between the Company and Zeller-Minnesota Limited Partnership dated October 30, 1992. (8)

10.4 Agreement between the Company and TesseracT Development Company II dated January 14, 1989. (13)

10.5* Employment Agreement between the Company and John T. Golle dated January 1, 1991. (11)

10.6*          Amendment to Employment Agreement between the Company and John T.
               Golle dated September 8, 1993. (9)

10.7* 1992 Education Alternatives, Inc. Long-Term Executive Stock Option Plan, as amended. (7)

10.8*          Amendment to Employment Agreement between the Company and John T.
               Golle dated March 20, 1992. (14)

10.9* Employment Agreement between the Company and Gerald A. Haugen dated January 15, 1996. (12)

11             Statement re Computation of Per Share Earnings (Loss).

23             Consent of Arthur Andersen LLP.

27             Financial Data Schedule (EDGAR version only).

     ------------------------------

*    Management contract or compensatory plan or arrangement.

(1) Incorporated herein by reference to the same numbered Exhibit to the Company's Current Report of Form 8-K filed September 12, 1997.

(2) Incorporated herein by reference to Exhibit 3.2 to the Company's Amendment No. 1 to Form S-18 Registration Statement (Registration Number 33-39481-C).

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

(6) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

(7) Incorporated herein by reference to Exhibit Number 10.26 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

(8) Incorporated herein by reference to Exhibit 10.10 to the Company's Form S-1 Registration Statement (Registration Number 33-59698).

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

(12) Incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the quarter ended December 31, 1995.

(13) Incorporated herein by reference to Exhibit 10.11 to the Company's to Form S-18 Registration Statement (Registration Number 33-39481-C).

(14) Incorporated herein by reference to Exhibit 10.24 to Amendment No. 2 to the Company's Form S-1 Registration Statement (Registration Number 33-46791).

(15) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1996.