Form 10-Q
period 1997-09-30
EDUCATION ALTERNATIVES INC/MN
filed 1997-11-12
CIK 873601

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from ____________ to ____________


                         Commission File Number 1-11111


                           EDUCATION ALTERNATIVES, INC.
                   ----------------------------------------------
                (Exact name of registrant as specified in its charter)


           Minnesota                                  41-1581297
---------------------------------       -------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

  1300 Norwest Financial Center
   7900 Xerxes Avenue South
    Minneapolis, Minnesota                                55431
---------------------------------       --------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (612) 832-0092
                             ----------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
                             ------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    / X /     No   /  /


As of October 31, 1997, there were issued and outstanding 7,493,806 shares of Common Stock, $.01 par value.

                          EDUCATION ALTERNATIVES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1997

                                                                          Page
                                                                          Number
                                                                         -------

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed consolidated balance sheets as of
      September 30, 1997, and June 30, 1997                                    3

Condensed consolidated statements of operations for
      the three months ended September 30, 1997 and 1996                       4

Condensed consolidated statements of cash flows for
      the three months ended September 30, 1997 and 1996                       5

Notes to condensed consolidated financial statements                           6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           7



PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                       9

Signatures                                                                    10

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          EDUCATION ALTERNATIVES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                          SEPTEMBER 30,    JUNE 30,
(Dollars in thousands)                        1997           1997
                                        ---------------   ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents            $    21,295     $    23,246
     Settlement receivable                          -             650
     Accounts receivable, net                      59              20
     Other current assets                         506             315
                                        ---------------   ------------
          Total current assets                 21,860          24,231

PROPERTY AND EQUIPMENT, NET                     7,732           4,826
                                        ---------------   ------------
                                          $    29,592     $    29,057
                                        ---------------   ------------
                                        ---------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                     $     1,246     $       571
     Other current liabilities                  4,506           3,606
                                        ---------------   ------------
          Total current liabilities             5,752           4,177

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 5,000,000
          shares authorized; no shares issued
          and outstanding                          -                -
     Common stock, $.01 par value, 25,000,000
          shares authorized; issued and
          outstanding 7,493,672 at September 30,
          1997 and 7,489,637 at June 30, 1997
                                                   75              75
     Additional paid-in capital                46,407          46,388
     Accumulated deficit                      (22,642)        (21,583)
                                        ---------------   ------------
          Total shareholders' equity           23,840          24,880
                                        ---------------   ------------
                                          $    29,592     $    29,057
                                        ---------------   ------------
                                        ---------------   ------------



         See notes to condensed consolidated financial statements.

                          EDUCATION ALTERNATIVES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED
(In thousands, except per share amounts)               SEPTEMBER 30,
                                                 ---------------------------
                                                     1997           1996
                                                 ------------    -----------

TUITION AND OTHER REVENUE                        $      777      $     747

PRIVATE SCHOOL COSTS AND OTHER EXPENSES               1,222            713
                                                 ------------    -----------

GROSS PROFIT (LOSS)                                     (445)           34

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES            944           949
                                                 ------------    -----------

OPERATING LOSS                                        (1,389)          (915)
                                                 ------------    -----------

OTHER INCOME (EXPENSE)
     Investment income                                  330            450
     Settlement income                                   -             625
     Interest expense                                    -             (12)
                                                 ------------    -----------
                                                         330         1,063
                                                 ------------    -----------

EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE             (1,059)          148

INCOME TAX EXPENSE                                         -             -
                                                 ------------    -----------

NET EARNINGS (LOSS)                              $    (1,059)    $     148
                                                 ------------    -----------
                                                 ------------    -----------

NET EARNINGS (LOSS) PER SHARE                          $(.14)        $ .02
                                                 ------------    -----------
                                                 ------------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                    7,490         7,489
                                                 ------------    -----------
                                                 ------------    -----------


See notes to condensed consolidated financial statements.

                          EDUCATION ALTERNATIVES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
(In thousands)                                                         SEPTEMBER 30,
                                                              ------------------------------
                                                                   1997             1996
                                                              -------------    -------------
OPERATING ACTIVITIES
Net earnings (loss)                                             $  (1,059)       $     148
Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                     81               79
     Changes in operating assets and liabilities                    1,995              105
                                                              -------------    -------------
          Net cash provided by operating activities                 1,017              332
                                                              -------------    -------------

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities             -            7,367
Additions to property and equipment                                 (2,987)            (15)
                                                              -------------    -------------
          Net cash provided by (used in) investing activities       (2,987)          7,352
                                                              -------------    -------------

FINANCING ACTIVITIES
Proceeds from exercise of stock options                                 19               -
Repayment of long-term debt                                             -              (87)
                                                              -------------    -------------
          Net cash provided by (used in) financing activities           19             (87)
                                                              -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (1,951)          7,597

Cash and cash equivalents at beginning of period                    23,246          15,391
                                                              -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   21,295       $  22,988
                                                              -------------    -------------
                                                              -------------    -------------


See notes to condensed consolidated financial statements.

                          EDUCATION ALTERNATIVES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

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

4.   ACQUISITION

     On September 2, 1997, the Company signed a definitive agreement to acquire Sunrise Educational Services, Inc. ("Sunrise"). Sunrise operates preschools, private schools, and public charter schools at approximately 35 sites, primarily in Arizona. The Company expects to issue shares of common stock and cash to Sunrise shareholders with a value of approximately $13,500,000. This transaction is expected to be completed by January 1998.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Tuition and other revenue for the three months ended September 30, 1997, was $777,000, compared to $747,000 for the same period in the prior year. Revenues consisted primarily of tuition from the Company's private schools. The first quarter represents a disproportionately small part of full-year revenues and operating margins because of the September school start date.

Private school costs and other expenses for the three months totaled $1,222,000, an increase of $509,000 over the prior year period. The current year quarter includes start-up costs relating to the expansion of the Company's private school in Eagan, Minnesota and the recently opened schools in Mays Landing, New Jersey and South Bend, Indiana.

The increased investment levels will continue throughout the year as the Company seeks to expand its school base through a combination of additional private TesseracT schools and public charter schools.

Other income for the three months ended September 30, 1997, was $330,000 compared to $1,063,000 for the same period of the prior year. The decrease in investment income from a year ago is due to lower cash investment levels. Also, the prior year period included $625,000 received on the settlement of issues with the Company's investment management firm.

The Company reported a net loss of $1,059,000 or $.14 per share in the three months ended September 30, 1997, compared to net earnings of $148,000 or $.02 per share in the same period of the prior year. The change is primarily due to the start-up costs incurred at the three new schools in the current year, and the settlement income recorded in the prior year quarter.


CAPITAL RESOURCES AND LIQUIDITY

During the three months ended September 30, 1997, net cash provided by operating activities totaled $1,017,000, primarily due to changes in current assets and liabilities at September 30, 1997, offset by the net loss recorded in the three-month period.

The Company invested $2,987,000 in property and equipment in the three months ended September 30, 1997, primarily related to the opening of the two college preparatory high schools and the expansion of its Eagan facility to include a middle school.

The Company has working capital of $16,108,000 at September 30, 1997, compared to $20,054,000 at June 30, 1997. The decrease is primarily due to the investments in property and equipment previously discussed.

If the Sunrise stockholders elect to exchange part of their shares for cash, the Company could use up to $4 million of its cash reserves to fund that portion of the consideration to be paid in the merger.

As the Company undertakes its school expansion plans, it expects to lease all future school sites and related equipment in order to reduce the significant capital requirements of acquiring and equipping school facilities.

Although no assurances can be made, the Company believes it has sufficient cash on hand to ensure uninterrupted performance of its operating obligations as currently anticipated.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FUTURE OPERATIONS

The Company's recently revised strategy calls for internal expansion through a combination of additional private TesseracT schools and public charter schools and entry into the pre-school and post-secondary markets through acquisitions. Given the longer lead times required to establish a new private school's reputation and attract a sufficient number of students, the competitive nature of the public charter school application and approval process, and the integration issues associated with the Sunrise merger, the success of this change in the strategic focus of the Company will not be known for some time.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

          27   Financial Data Schedule (EDGAR version only).

     (b)   REPORTS ON FORM 8-K:

          On September 12, 1997, the Company filed a report on Form 8-K disclosing the proposed acquisition of Sunrise Educational Services, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EDUCATION ALTERNATIVES, INC.



Date: November 12, 1997                      By   /s/ John T. Golle
                                                  -----------------------
                                                      John T. Golle
                                                      Chairman and Chief
                                                      Executive Officer



Date: November 12, 1997                      By   /s/ Gerald A. Haugen
                                                  -----------------------
                                                      Gerald A. Haugen
                                                      Chief Financial and
                                                      Administrative Officer