Form 10-Q
period 1997-12-31
TESSERACT GROUP INC
filed 1998-02-17
CIK 873601

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


                                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1997

                                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________.


                            Commission File Number 1-11111


                              THE TESSERACT GROUP, INC.
                       ----------------------------------------
                (Exact name of registrant as specified in its charter)


             Minnesota                               41-1581297
---------------------------------       ------------------------------------
 (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

       3800 West 80th Street
            Suite 1400
       Minneapolis, Minnesota                         55431
----------------------------------------        ----------------
(Address of principal executive offices)            (Zip Code)

                                    (612) 837-8700
                   -----------------------------------------------
                 (Registrant's telephone number, including area code)


                           1300 Norwest Financial Center
                             7900 Xerxes Avenue South
                              Minneapolis, MN  55431
              ---------------------------------------------------------
                    (Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
    -------      -------

As of January 31, 1998, there were issued and outstanding 9,443,297 shares of Common Stock, $.01 par value.

                              THE TESSERACT GROUP, INC.
                        INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  DECEMBER 31, 1997

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed consolidated balance sheets as of
     December 31, 1997 and June 30, 1997                                   3

Condensed consolidated statements of operations for
     the three months ended December 31, 1997 and 1996                     4

Condensed consolidated statements of operations for
     the six months ended December 31, 1997 and 1996                       5

Condensed consolidated statements of cash flows for
     the six months ended December 31, 1997 and 1996                       6

Notes to condensed consolidated financial statements                       7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         9



PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  11

Signatures                                                                12

                            PART I. FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                              THE TESSERACT GROUP, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                 December 31,      June 30,
(DOLLARS IN THOUSANDS)                               1997           1997
                                                 -----------    -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $  18,202      $  23,246
  Settlement receivable                                    -            650
  Accounts receivable, net                               869             20
  Other current assets                                 1,129            315
                                                 -----------    -----------
     Total current assets                             20,200         24,231

PROPERTY AND EQUIPMENT, NET                           10,890          4,826
GOODWILL                                              16,692             -
OTHER ASSETS                                             861             -
                                                 -----------    -----------
                                                   $  48,643      $  29,057
                                                 -----------    -----------
                                                 -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit                                   $     432      $      -
  Accounts payable                                       546            571
  Cash due to Sunrise shareholders and other
   transaction costs                                   6,280             -
  Other current liabilities                            5,929          3,606
                                                 -----------    -----------
     Total current liabilities                        13,187          4,177

LONG-TERM DEBT                                           850             -
OTHER LIABILITIES                                        696             -
                                                 -----------    -----------
SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; no shares issued and
    outstanding                                          -               -
  Common stock, $.01 par value, 25,000,000
    shares authorized; issued and outstanding
    9,443,297 shares at December 31, 1997 and
    7,489,637 shares at June 30, 1997                     94             75
  Additional paid-in capital                          57,104         46,388
  Accumulated deficit                                (23,288)       (21,583)
                                                 -----------    -----------
      Total shareholders' equity                      33,910         24,880
                                                 -----------    -----------
                                                   $  48,643     $  29,057
                                                 -----------    -----------
                                                 -----------    -----------


See notes to condensed consolidated financial statements.

                             THE TESSERACT GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             Three months ended
                                                        December 31,
                                                 --------------------------
                                                     1997           1996
                                                 -----------    -----------
TUITION AND OTHER REVENUE                           $  1,768       $  1,512

PRIVATE SCHOOL COSTS AND OTHER EXPENSES                1,537          1,023
                                                 -----------    -----------

GROSS PROFIT                                             231            489

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           1,130            831
                                                 -----------    -----------

OPERATING LOSS                                          (899)          (342)
                                                 -----------    -----------

OTHER INCOME
  Investment income                                      253            306
  Settlement income                                       -             313
                                                 -----------    -----------
                                                         253            619

EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE               (646)           277

INCOME TAX EXPENSE                                        -              -
                                                 -----------    -----------

NET EARNINGS (LOSS)                                 $   (646)      $    277
                                                 -----------    -----------
                                                 -----------    -----------

EARNINGS (LOSS) PER COMMON SHARE:

  Basic                                             $   (.08)      $    .04
                                                 -----------    -----------
                                                 -----------    -----------

  Diluted                                           $   (.08)      $    .04
                                                 -----------    -----------
                                                 -----------    -----------

Shares used in calculation of earnings
  (loss) per Common Share:

  Basic                                                7,791          7,489
  Diluted                                              7,791          7,571



See notes to condensed consolidated financial statements.

                              THE TESSERACT GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               Six months ended
                                                         December 31,
                                                 --------------------------
                                                     1997           1996
                                                 -----------    -----------
TUITION AND OTHER REVENUE                           $  2,545      $  $2,259

PRIVATE SCHOOL COSTS AND OTHER EXPENSES                2,759          1,736
                                                 -----------    -----------

GROSS PROFIT (LOSS)                                     (214)           523

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           2,074          1,780
                                                 -----------    -----------

OPERATING LOSS                                        (2,288)        (1,257)
                                                 -----------    -----------

OTHER INCOME
  Investment income                                      583            744
  Settlement income                                        -            938
                                                 -----------    -----------
                                                         583          1,682
                                                 -----------    -----------

EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE             (1,705)           425

INCOME TAX EXPENSE                                        -              -
                                                 -----------    -----------

NET EARNINGS (LOSS)                                 $ (1,705)     $     425
                                                 -----------    -----------
                                                 -----------    -----------

EARNINGS (LOSS) PER SHARE COMMON SHARE:

  Basic                                             $   (.22)     $     .06
                                                 -----------    -----------
                                                 -----------    -----------

  Diluted                                           $   (.22)     $     .06
                                                 -----------    -----------
                                                 -----------    -----------
Shares used in calculation of earnings
  (loss) per Common Share:

  Basic                                                7,642          7,489
  Diluted                                              7,642          7,573



See notes to condensed consolidated financial statements.

                              THE TESSERACT GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


(IN THOUSANDS)                                                        Six months ended
                                                                        December 31,
                                                                --------------------------
                                                                     1997          1996
                                                                -----------    -----------
OPERATING ACTIVITIES
Net earnings (loss)                                               $  (1,705)     $     425
Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                         189            159
  Changes in operating assets and liabilities                         1,284           (285)
                                                                -----------    -----------
   Net cash provided by (used in) operating activities                 (232)           299
                                                                -----------    -----------

INVESTING ACTIVITIES
Purchase of Sunrise Educational Services, Inc.,
  net of cash acquired                                                 (667)            -
Proceeds from sales and maturities of marketable securities               -          9,597
Additions to property and equipment                                  (4,168)           (20)
                                                                -----------    -----------
   Net cash provided by (used in) investing activities               (4,835)         9,577
                                                                -----------    -----------

FINANCING ACTIVITIES
Proceeds from exercise of stock options                                  23              1
Repayment of long-term debt                                               -           (646)
                                                                -----------    -----------
   Net cash provided by (used in) financing activities                   23           (645)
                                                                -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (5,044)         9,231

Cash and cash equivalents at beginning of period                     23,246         15,391
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  18,202      $  24,622
                                                                -----------    -----------
                                                                -----------    -----------



See notes to condensed consolidated financial statements.

                              THE TESSERACT GROUP, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1997

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

2.   ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION: The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and contingency disclosures included in the financial statements. Ultimate results could differ from these estimates.

3.   EARNINGS PER SHARE

     The Company follows the procedures of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 establishes accounting standards for computing and presenting earnings per share. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for potentially dilutive securities is included. Diluted earnings per share are computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding options, warrants and other securities.

4.   ACQUISITIONS

     On December 18, 1997, the Company completed the purchase of Sunrise Educational Services, Inc. ("Sunrise"), a Scottsdale, Arizona-based operator of 32 preschool centers, primarily in Arizona. Sunrise has expanded into the operation of private schools and has a contract to manage public charter schools in many of its Arizona centers. This acquisition has been accounted for as a purchase. The Company issued shares of common stock and cash to Sunrise shareholders with a value of approximately $13,800,000. Goodwill recorded on this transaction will be amortized on the straight-line method over a period of 25 years.

     Summarized below are the unaudited proforma combined results of operations of the Company for the six month periods ended December 31, 1997 and 1996, assuming the Sunrise acquisition was consummated as of July 1, 1996. Sunrise's results included in the 1997 proforma amounts are for the six month period ended October 31, 1997. Excluded from the results for the six months ended December 31, 1997, is a charge of $1,114,000 or $.12 per share which provided for impaired assets and rental commitments in connection with Sunrise's management of seven preschool centers with a non-profit organization. The proforma results are not necessarily indicative of the operating results that would have been achieved had the acquisition occurred on the date indicated, nor are they indicative of future operating results.


                                                  Six months ended
                                             ---------------------------
                                             December 31,   December 31,
                                                1997           1996
                                             -------------  ------------
Revenue                                      $ 10,643,000   $ 9,116,000

Net earnings (loss)                            (1,944,000)      218,000

Net earnings (loss) per share                $       (.21)  $       .02


     In January 1998, the Company acquired all of the outstanding stock of Academy of Business College, Inc., a Phoenix-based post secondary career college, for cash of approximately $1,600,000. This acquisition will be accounted for as a purchase.


5.   SETTLEMENT OF DISPUTES

     During the quarter ended December 31, 1996, the Company entered into a final settlement agreement with its investment management firm, resolving all remaining disputes relating to the firm's management of the Company's investment portfolio. The investment management firm agreed to pay the Company $1,250,000, of which $938,000 was received and recorded in income during the six months ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Tuition and other revenue for the three and six months ended December 31, 1997, was $1,768,000 and $2,545,000, respectively, compared to $1,512,000 and
$2,259,000 for the same periods of the prior year. Revenues consist primarily of tuition from the Company's private schools. The revenue increase in the three and six month periods reflects the September opening of new schools in Mays Landing, New Jersey, and South Bend, Indiana. It also reflects enrollment and tuition increases at the Company's two other private schools in Eagan, Minnesota, and Paradise Valley, Arizona. Operating results for Sunrise, acquired by the Company in the latter part of December, were not material.

Private school costs and other expenses for the three and six months ended December 31, 1997, were $1,537,000 and $2,759,000, respectively, compared to $1,023,000 and $1,736,000 for the same periods of the prior year. The current year three and six month periods include start-up costs relating to the opening of the two new schools and the expansion of the Company's school in Eagan, Minnesota.

Selling, general, and administrative expenses totaled $1,130,000 and $2,074,000 for the three and six months ended December 31, 1997, respectively, compared to $831,000 and $1,780,000 for the same periods of the prior year. The increase over the prior year relates to additional personnel and travel costs associated with the development of new school opportunities and the pursuit of acquisition opportunities.

Other income for the current year three and six month periods was $253,000 and $583,000, respectively, compared to $619,000 and $1,682,000 for the same periods of the prior year. The decrease in investment income from a year ago is due to lower cash investment levels. Also, the prior year three and six month periods included $313,000 and $938,000, respectively, received on the settlement of issues with the Company's investment management firm.

The Company reported a net loss of $646,000 or $.08 per share in the three months ended December 31, 1997, compared to net earnings of $277,000 or $.04 per share in the same period of the prior year. For the six months ended December 31, 1997, the Company reported a net loss of $1,705,000 or $.22 per share, compared to net earnings of $425,000 or $.06 per share for the same period of
the prior year.   The change is primarily due to the start-up costs incurred at the new schools in the current year and the settlement income recorded in the prior year.

CAPITAL RESOURCES AND LIQUIDITY

During the six months ended December 31, 1997, net cash used in operating activities totaled $232,000, resulting from the net loss recorded in the six-month period, offset by changes in operating assets and liabilities during the six months.

The Company invested $4,168,000 in property and equipment in the six months ended December 31, 1997, primarily related to the expansion of the Eagan facility to include a middle school and the opening of the two new schools.

The Company has working capital of $7,013,000 at December 31, 1997, compared to $20,054,000 at June 30, 1997. The decrease is primarily due to the acquisition of Sunrise along with the investments in property and equipment previously discussed. As part of the Sunrise acquisition, shareholders elected to receive the maximum amount of cash available under the terms of the transaction. As a result, the Company will disburse to Sunrise shareholders approximately $4,200,000 in January 1998 in payment of the cash portion of the acquisition. In addition, the Company has incurred an additional $2,100,000 in transaction related fees and expenses.

Subsequent to December 31, 1997, the Company acquired all of the outstanding stock of Academy of Business College, Inc. for approximately $1,600,000.

As the Company undertakes its school expansion plans, it expects to lease all future school sites and related equipment in order to reduce the significant capital requirements of acquiring and equipping school facilities.

Although no assurances can be made, the Company believes it has sufficient cash on hand to ensure uninterrupted performance on its operating obligations as currently anticipated.

                          PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1997 Annual Meeting of Shareholders on December 18, 1997, the shareholders approved the following:

1. Proposal to issue shares of common stock of the Company in accordance with the terms of the Agreement and Plan of Merger dated September 2, 1997, among the Company, Sun Delaware, Inc., a wholly-owned subsidiary of the Company and Sunrise Educational Services, Inc., pursuant to which, among other things, Sunrise will be merged with and into Sun Delaware, Inc. The proposal received 4,567,248 votes for and 16,565 votes against. There were 9,538 abstentions and 2,587,473 broker nonvotes.

2. Proposal to amend the 1988 Education Alternatives, Inc. Stock Option Plan, to increase the shares reserved for issuance thereunder to 1,900,000. The proposal received 4,023,353 votes for and 541,306 votes against. There were 28,692 abstentions and 2,587,473 broker nonvotes.

3. Election of directors to serve until his or her successor is duly elected. The directors were elected as follows:

                                                  Votes for which authority
          Director-Nominee         Votes for                withheld
          ----------------         ---------                --------

          John T. Golle            6,813,934                366,890
          Martha Taylor Thomas     6,813,639                367,185

4. Proposal to amend Article I of the Company's Restated Articles of Incorporation to change the name of the corporation to The TesseracT Group, Inc. The proposal received 7,090,033 votes for and 86,146 votes against. There were 4,645 abstentions and no broker nonvotes.

5. Proposal to ratify the appointment of Arthur Andersen LLP as independent auditors for the 1998 fiscal year. The proposal received 7,164,556 votes for and 4,780 votes against. There were 11,488 abstentions and no broker nonvotes.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS:

          10 Employment Agreement between the Company and Todd Severson dated November 3, 1997.

          27   Financial Data Schedule (EDGAR version only).

          (b)  REPORTS ON FORM 8-K:

          No reports on Form 8-K have been filed by the Company during the three months ended December 31, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE TESSERACT GROUP, INC.



Date:   February 13, 1998               By
                                             ----------------------
                                             John T. Golle
                                             Chairman and Chief
                                             Executive Officer


Date:   February 13, 1998               By
                                             ----------------------
                                             Tony L. Verbeten
                                             Chief Financial Officer