Form 10-Q
period 1998-03-31
TESSERACT GROUP INC
filed 1998-05-15
CIK 873601

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


                                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998.

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________.


                           Commission File Number 1-11111


                              THE TESSERACT GROUP, INC.
                              -------------------------
                (Exact name of registrant as specified in its charter)


               MINNESOTA                                  41-1581297
               ---------                                  ----------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
    of incorporation or organization)

         3800 West 80th Street
             Suite 1400
         Minneapolis, Minnesota                             55431
----------------------------------------                 ------------
(Address of principal executive offices)                  (Zip Code)

                                 (612) 837-8700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

As of May 14, 1998, there were issued and outstanding 9,544,908 shares of Common Stock, $.01 par value.

                              THE TESSERACT GROUP, INC.
                        INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                    MARCH 31, 1998

                                                                          Page
                                                                        Number
                                                                        ------
PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed consolidated balance sheets as of
    March 31, 1998 and June 30, 1997                                          3

Condensed consolidated statements of operations for
    the three months ended March 31, 1998 and 1997                            4

Condensed consolidated statements of operations for
    the nine months ended March 31, 1998 and 1997                             5

Condensed consolidated statements of cash flows for
    the nine months ended March 31, 1998 and 1997                             6

Notes to condensed consolidated financial statements                          7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         9



PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     10

Signatures                                                                   11

                            PART I. FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                              THE TESSERACT GROUP, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                              March 31,               June 30,
(DOLLARS IN THOUSANDS)                         1998                    1997
                                             ---------               --------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                 $   6,949               $  23,246
   Settlement receivable                             -                     650
   Accounts receivable, net                      1,740                      20
   Other current assets                            942                     315
                                             ---------               ---------
       Total current assets                      9,631                  24,231

PROPERTY AND EQUIPMENT, NET                     13,050                   4,826
GOODWILL                                        18,532                       -
OTHER ASSETS                                     1,096                       -
                                             ---------               ---------
                                             $  42,309               $  29,057
                                             ---------               ---------
                                             ---------               ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit                            $     432               $       -
   Accounts payable                                859                     571
   Other current liabilities                     6,266                   3,606
                                             ---------               ---------
       Total current liabilities                 7,557                   4,177

LONG-TERM DEBT                                     785                       -
OTHER LIABILITIES                                  777                       -
                                             ---------               ---------
SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value,
     5,000,000 shares authorized; no shares
     issued and outstanding                          -                       -
   Common stock, $.01 par value,
     25,000,000 shares authorized; issued
     and outstanding
   9,524,908 shares at March 31, 1998
     and 7,489,637 shares at June 30, 1997          95                      75
   Additional paid-in capital                   57,498                  46,388
   Accumulated deficit                         (24,403)                (21,583)
                                             ---------               ---------
       Total shareholders' equity               33,190                  24,880
                                             ---------               ---------
                                             $  42,309               $  29,057
                                             ---------               ---------
                                             ---------               ---------



See notes to condensed consolidated financial statements.

                              THE TESSERACT GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                         Three months ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      March 31,
                                                      -------------------------
                                                         1998           1997
                                                      ---------       ---------
REVENUE                                               $   6,206       $   1,459

DIRECT OPERATING COSTS                                    5,975           1,051
                                                      ---------       ---------
GROSS PROFIT                                                231             408

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              1,430             913
                                                      ---------       ---------
OPERATING LOSS                                           (1,199)           (505)
                                                      ---------       ---------
OTHER INCOME
  Investment income                                         119             311
  Settlement income                                           -             312
  Interest expense                                          (35)             (1)
                                                      ---------       ---------
                                                             84             622

EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE                (1,115)            117

INCOME TAX EXPENSE                                            -               -
                                                      ---------       ---------
NET EARNINGS (LOSS)                                   $  (1,115)      $     117
                                                      ---------       ---------
                                                      ---------       ---------
EARNINGS (LOSS) PER COMMON SHARE - BASIC              $    (.12)      $     .02
                                                      ---------       ---------
                                                      ---------       ---------
EARNINGS (LOSS) PER COMMON SHARE -
  ASSUMING DILUTION                                   $    (.12)      $     .02
                                                      ---------       ---------
                                                      ---------       ---------

SHARES USED IN CALCULATION OF EARNINGS (LOSS)
  PER COMMON SHARE:
  BASIC                                                   9,465           7,490
  DILUTED                                                 9,465           7,590




See notes to condensed consolidated financial statements.

                              THE TESSERACT GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                       Nine months ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    March 31,
                                                 ------------------------------
                                                    1998                1997
                                                 -----------         ----------
REVENUE                                          $     8,751         $   $3,718

DIRECT OPERATING COSTS                                 8,734              2,787
                                                 -----------         ----------
GROSS PROFIT (LOSS)                                      (17)               931

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           3,503              2,693
                                                 -----------         ----------
OPERATING LOSS                                        (3,486)            (1,762)
                                                 -----------         ----------
OTHER INCOME
  Investment income                                      703              1,070
  Settlement income                                        -              1,250
  Interest expense                                       (37)               (16)
                                                 -----------         ----------
                                                         666              2,304

EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE             (2,820)               542

INCOME TAX EXPENSE                                         -                  -
                                                 -----------         ----------
NET EARNINGS (LOSS)                              $    (2,820)        $      542
                                                 -----------         ----------
                                                 -----------         ----------
EARNINGS (LOSS) PER COMMON SHARE - BASIC         $      (.34)        $      .07
                                                 -----------         ----------
                                                 -----------         ----------
EARNINGS (LOSS) PER COMMON SHARE -
  ASSUMING DILUTION                              $      (.34)        $      .07
                                                 -----------         ----------
                                                 -----------         ----------

SHARES USED IN CALCULATION OF EARNINGS (LOSS)
  PER COMMON SHARE:
  BASIC                                                8,249              7,489
  DILUTED                                              8,249              7,557



See notes to condensed consolidated financial statements.

                              THE TESSERACT GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                     Nine months ended
(IN THOUSANDS)                                                           March 31,
                                                                 -------------------------
                                                                   1998             1997
                                                                 --------         --------
OPERATING ACTIVITIES
Net earnings (loss)                                              $ (2,820)        $    542
Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                       477              238
  Changes in operating assets and liabilities                          84             (473)
                                                                 --------         --------
    Net cash provided by (used in) operating activities            (2,259)             307
                                                                 --------         --------

INVESTING ACTIVITIES
Purchase of Sunrise Educational Services, Inc.,
  net of cash acquired                                             (6,465)               -
Purchase of Academy of Business College, Inc.,
  net of cash acquired                                             (1,526)               -
Proceeds from sales and maturities of marketable securities             -            9,597

Additions to property and equipment                                (6,341)             (49)
                                                                 --------         --------
  Net cash provided by (used in) investing activities             (14,332)           9,548
                                                                 --------         --------

FINANCING ACTIVITIES
Proceeds from exercise of stock options                               417                2
Repayment of long-term debt                                          (123)            (646)
                                                                 --------         --------
  Net cash provided by (used in) financing activities                 294             (644)
                                                                 --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (16,297)           9,211

Cash and cash equivalents at beginning of period                   23,246           15,391
                                                                 --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  6,949         $ 24,602
                                                                 --------         --------
                                                                 --------         --------



See notes to condensed consolidated financial statements.

                              THE TESSERACT GROUP, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

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


4.   ACQUISITIONS

     On January 15, 1998, the Company acquired all of the outstanding stock of Academy of Business, Inc. ("ABC"), a Phoenix, Arizona-based post-secondary career college, for approximately $1,600,000. This acquisition has been accounted for as a purchase, with goodwill recorded on the transaction being amortized on the straight-line method over a period of 25 years.

     ABC is accredited by the North Central Association of Colleges and Schools, and is an Authorized Academic Training Provider (AATP) for Microsoft. In addition to offering traditional business courses, ABC offers comprehensive training to students preparing for various Microsoft certifications.

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

     Summarized below are the unaudited proforma combined results of operations of the Company for the nine month periods ended March 31, 1998 and 1997, assuming the Sunrise acquisition was consummated as of July 1, 1996. Sunrise's operating results included in the proforma calculation for the nine months ended March 31, 1998, are for the nine month period ended January 31, 1998. Excluded from the results for the nine months ended March 31, 1998, is a charge of $1,114,000 or $.12 per share which provided for impaired assets and rental commitments in connection with Sunrise's management of seven centers with a non-profit organization. The results of operations of ABC prior to its acquisition on January 15, 1998 have not been included in the Company's proforma results of operations for the nine months ended March 31, 1998 and 1997 because such results are not material to the Company's results of operations taken as a whole. The proforma results are not necessarily indicative of the operating results that would have been achieved had the acquisition occurred on the date indicated, nor are they indicative of future operating results.


                                             Nine months ended
                                 ------------------------------------------
                                       March 31,               March 31,
                                         1998                    1997
                                  -----------------        ----------------

 Revenue                          $    16,625,000          $    14,405,000

 Net earnings (loss)                   (3,682,000)                 132,000

 Net earnings (loss) per share    $          (.39)         $           .01



5.   SETTLEMENT OF DISPUTES

     During the nine months ended March 31, 1997, the Company entered into a final settlement agreement with its investment management firm, resolving all remaining disputes relating to the firm's management of the Company's investment portfolio. Total settlement proceeds of $1,250,000 were received and recorded in income during the nine months ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the three and nine months ended March 31, 1998, was $6,206,000 and $8,751,000, respectively, compared to $1,459,000 and $3,718,000 for the same periods of the prior year. The increase in revenue in the current year three and nine month periods is primarily the result of the acquisitions of Sunrise Educational Services, Inc. ("Sunrise") in December 1997 and Academy of Business, Inc. ("ABC") in January 1998. In addition, the increase reflects the September 1997 opening of new private schools in Mays Landing, New Jersey, and South Bend, Indiana, along with tuition and enrollment increases at the Company's private schools in Eagan, Minnesota, and Paradise Valley, Arizona.

Direct operating costs for the three and nine months ended March 31, 1998, totaled $5,975,000 and $8,734,000, respectively, compared to $1,051,000 and $2,787,000 for the same periods of the prior year. The increase, as previously discussed, is primarily related to the acquisitions made by the Company in fiscal 1998. In addition, the current year three and nine month periods include start-up costs relating to the September 1997 opening of the New Jersey and Indiana private schools and the expansion of the Company's school in Eagan, Minnesota.

Selling, general, and administrative expenses totaled $1,430,000 and $3,503,000 in the three and nine-month periods ended March 31, 1998, respectively, compared to $913,000 and $2,693,000 for the same periods of the prior year. The increase over the prior year relates to additional personnel, travel and other pre-opening costs associated with the development of new school opportunities, along with costs associated with the pursuit of acquisition opportunities.

Other income for the current year three and nine month periods was $84,000 and $666,000, respectively, compared to $622,000 and $2,304,000 for the same periods of the prior year. The decrease in investment income from a year ago is due to lower cash investment levels. Also, the prior year three and nine month periods included $312,000 and $1,250,000, respectively, received on the settlement of issues with the Company's investment management firm.

The Company reported a net loss of $1,115,000 or $.12 per share in the three months ended March 31, 1998, compared to net earnings of $117,000 or $.02 per share in the same period of the prior year. For the nine months ended March 31, 1998, the Company reported a net loss of $2,820,000 or $.34 per share, compared to net earnings of $542,000 or $.07 per share for the same period of the prior year. The change is primarily due to the new school start-up and pre-opening costs incurred in the current year and the settlement income recorded in the prior year.


CAPITAL RESOURCES AND LIQUIDITY

During the nine months ended March 31, 1998, net cash used in operating activities totaled $2,259,000, resulting from the net loss recorded in the nine-month period.

The Company invested $6,341,000 in property and equipment in the nine months ended March 31, 1998, primarily related to the expansion of the Eagan facility to include a middle school and the opening of two new private schools. The Company is currently in the process of arranging for the sale/leaseback of its private school facilities and anticipates having the initial phase of the transaction completed by June 30, 1998. As the Company undertakes its future school expansion plans, it expects to lease all future school sites and related equipment in order to reduce the significant capital requirements of acquiring and equipping school facilities. The Company's anticipated financing strategy is a forward looking statement. The Company's ability to complete its financing strategy will depend on the availability of financial sources willing to lend money to the Company on satisfactory terms and conditions.

The Company has working capital of $2,074,000 at March 31, 1998, compared to $20,054,000 at June 30, 1997. The decrease is primarily due to the acquisitions of Sunrise and ABC along with the investments in property and equipment previously discussed.

The Company believes that with the anticipated proceeds from the sale/leaseback of its school facilities and cash on hand, it has sufficient cash to ensure uninterrupted performance on its operating obligations as currently anticipated.


                             PART II.  OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

            (a)  EXHIBITS:

            10 Employment Agreement between the Company and Tony Verbeten dated February 16, 1998.

            27   Financial Data Schedule (EDGAR version only).

            (b)  REPORTS ON FORM 8-K:

            On January 2, 1998, the Company filed a report on Form 8-K related to the consummation of the merger between The TesseracT Group, Inc. and Sunrise Educational Services, Inc.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    THE TESSERACT GROUP, INC.



Date:   May 15, 1998                               By
                                                       ------------------------
                                                       John T. Golle
                                                       Chairman and Chief
                                                       Executive Officer


Date:   May 15, 1998                               By
                                                       ------------------------
                                                       Tony L. Verbeten
                                                       Chief Financial Officer