Form 10-K
period 1998-06-30
TESSERACT GROUP INC
filed 1998-09-28
CIK 873601

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended JUNE 30, 1998

                                       or

[  ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to ____________


                         Commission File Number 1-11111

                             THE TESSERACT GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Minnesota                                41-1581297
   -------------------------------            -------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)

        3800 West 80th Street
             Suite 1400
        Minneapolis, Minnesota                            55431
   -------------------------------                       -------
        (Address of principal                           (Zip code)
          executive offices)

  Registrant's telephone number,
        including area code                           (612) 837-8700
                                                      ----------------

Securities registered pursuant to Section 12(b) of the Act: None

            Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock,
                             par value $.01 per share
                             -------------------------
                                  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X      No
                             ----         ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of September 15, 1998, was $19,248,000, based on the closing sale price of such stock as reported by The NASDAQ Stock Market. Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include only directors, executive officers, and shareholders filing Schedules 13D or 13G with the Company.

As of September 15, 1998, there were issued and outstanding 9,579,106 shares of Common Stock, par value $.01 per share.



                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 12, 1998 (the "Proxy Statement"), and to be filed within 120 days after the registrant's fiscal year ended June 30, 1998, are incorporated herein by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

The TesseracT Group, Inc. (the "Company") is an integrated education management organization which provides proprietary educational services from preschool through post-secondary education. Formed in 1986 as a Minnesota corporation, the Company now operates 40 schools in six states serving over 6,000 preschool to post-secondary students. The Company consists of three components:

     - THE TESSERACT SCHOOLS. The TesseracT Schools operate both private and public charter schools serving preschool through grade 12. Currently, there are seven TesseracT Schools in operation in three states.

     - SUNRISE EDUCATIONAL SERVICES, INC. ("SUNRISE"). Sunrise, acquired by the Company in December 1997, operates 32 preschools in four states with the majority of operations concentrated in Arizona. In addition, Sunrise currently serves in excess of 700 public charter school students in Arizona.

     - ACADEMY OF BUSINESS, INC. ("ABC"). ABC, acquired by the Company in January 1998, is a two-year college accredited by the North Central Association of Colleges and Schools. In addition to offering traditional business and paralegal training, ABC provides various Microsoft certifications and Novell training.

The strategy of the Company is to integrate all of these capabilities in specific high growth markets and deliver these services wherever possible from one single educational facility that is conveniently located in the neighborhoods of the user under the banner of a TesseracT Family Learning Center. The Company's objective is to leverage its investment through high asset utilization and scaleable economies into significant profitable growth.

The Company's mission is to provide a proprietary alternative of high quality educational services from preschool through post-secondary education. To achieve its objective, the Company plans to build on its experience and expertise in both private and public education. The Company has a three-part strategy to take advantage of the significant growth opportunities in the education market. First, the Company plans to continue to leverage its more than ten years of experience in the private school sector by opening private preschool, elementary and secondary schools utilizing the Company's TesseracT educational system in select geographic markets. Second, the Company plans to actively pursue opportunities to operate public charter schools, which the Company believes offer students and parents an excellent alternative within the public system. Finally, the Company plans to grow through strategic acquisitions of education providers, which offer the Company opportunities to leverage its full spectrum of educational services.

PAST ACTIVITIES

After initially focusing on the development of a network of private preschool and elementary schools, the Company in 1989 temporarily shifted its strategic focus to contract management of public schools, and in 1990 began providing educational services to one public school in Dade County, Florida.

In 1992, the Company entered into five-year agreements with Baltimore City Public Schools (the "Baltimore District") under which the Company ultimately assumed management responsibility for the operation of twelve schools. Those agreements could be terminated by the Baltimore District for any reason upon ninety days' notice to the Company. During the summer of 1995, the Baltimore District proposed to pay the Company an amount significantly less than the contracted amount to operate the twelve schools for the 1995-1996 school year, citing budgetary issues. When the Company refused to accept this proposal, the Baltimore Board of School Commissioners voted to cancel the agreements with the Company.

In 1994, the Company entered into a five-year contract with the Board of Education of the city of Hartford, Connecticut, under which the Company provided comprehensive educational and management operating services to the 32-school public school system of the City of Hartford. The Hartford Board of Education had the right to terminate the contract for any reason upon ninety days' notice to the Company. Through 1995, the Company invested approximately $12 million to repair school facilities, purchase technology and make other school improvements. When Hartford officials refused to reimburse the Company for all of such expenditures, the Company notified the Board of Education and the City of Hartford that it would stop all services unless payment was received promptly in accordance with the contractual terms. In 1996, the Hartford Board of Education voted to seek an amicable dissolution of the contract, citing an impasse in negotiations with the Company on amounts owed to the Company for its management services.

CURRENT OPERATIONS

Following the Company's experiences with contract management of public schools along with the related restrictions and problems and the rapidly evolving acceptance of a "private" alternative, the Company made the strategic decision to focus its attention and resources on becoming an integrated education management organization. Execution of this strategy has focused on expansion of the Company's private school business, entrance into the growing public charter school market and vertical integration of the range of services provided by the Company through the acquisitions of Sunrise and ABC.

THE TESSERACT SCHOOLS. The Company was originally organized to design, develop, market and operate a network of for-profit, private preschool and elementary schools utilizing the TesseracT teaching philosophy. In September 1987, the Company began operation of its first school in Eagan, Minnesota, and a year later, opened its second school in Paradise Valley, Arizona. These two preschool and elementary schools, which are still in operation today, provide the foundation for the TesseracT Schools component of the Company's current operations. Through its affiliation with the TesseracT Schools, the Company has developed a number of teacher training materials for schools utilizing the TesseracT educational system and other materials for overall school improvement. The TesseracT Schools will continue to be used by the Company to further develop and refine these materials. The Company's TesseracT system is an educational program developed to meet children's individual needs by redesigning the classroom environment, changing the role of the teacher and increasing the use of technology in the classroom.

In the fall of 1997, the Company entered the private high school market with the opening of college preparatory high schools in Mays Landing, New Jersey, and South Bend, Indiana. Subsequent to the end of the year, the Company made the strategic decision to close the college preparatory school in South Bend due to the low level of enrollments at the school in 1998 as well as the lack of a significant increase in enrollments projected for 1999.

During school year 1999, the Company will open three additional TesseracT private schools. A private preschool and elementary school will open in Northfield, New Jersey, and will serve as a feeder school to the college preparatory school in Mays Landing. In addition, private preschool through eighth grade schools will open in the Phoenix suburbs of Ahwatukee and North Scottsdale in September 1998. For school year 1999, the TesseracT private schools will serve approximately 1,400 students. The Company believes that its TesseracT educational system can be implemented in other preschool, elementary and secondary schools throughout the United States.

Competition in the private school market can be limited due to the higher capital required to open a new private school. In addition, non-profit and religious organizations will typically offer private education at a lower tuition level than that offered by the Company.

In addition to the significant capital requirements of acquiring a satisfactory school facility and providing all necessary improvements, fixtures, equipment and furniture, there will likely be a long lead time required to establish a new private school's reputation and attract a sufficient number of students willing to pay the private school tuition. Accordingly, the Company anticipates that its new private schools will generally take two to three years to operate profitably.

CHARTER SCHOOLS. Both The TesseracT Schools and Sunrise are utilizing public charter schools in the implementation of the Company's strategy.

Public charter schools are generally autonomous entities authorized by the state or locality to conduct operations independent from the surrounding public school district. Laws vary by state but generally charters are granted by state boards of education, either directly or in conjunction with local school districts or public universities, which can also revoke a charter if the school fails to meet its obligations under the charter.

Although charter operators are required to meet certain educational standards, they often will be free from various state and local regulations. Therefore, in many states, charter schools can hire their own teachers and other staff, use their own curriculum and manage their operations independent from public school district bureaucracy.

Whereas traditional public schools often hold near monopolies on education, charters must attract students based on their educational approach and program offerings. Charters compete for students, with a per-pupil allocation of funds generally comparable, although sometimes less than that available to, other public schools. Charters can only succeed if they deliver an education of sufficiently high quality to attract students, while keeping costs at a level that generates a reasonable return to the operator.

Presently, 33 states plus the District of Columbia have enacted some form of charter legislation. The charter school application and approval process is highly competitive, with many individuals, non-profit organizations, and private and for-profit companies all pursuing a limited number of available charters. In addition, traditional public schools and the teachers' unions have provided strong opposition to the charter movement in many states.

During 1997, the Company received a charter from the state of Arizona to open and operate 12 charter schools. The first such charter school opened in September 1998 in Paradise Valley, Arizona, serving approximately 200 students. In addition, Sunrise has entered into a contract to manage the charter operations of Preschool Services, Inc. ("PSI"), a non-profit organization (see "Certain Relationships and Related Transactions"). The PSI charter schools are located in many of the Phoenix area Sunrise preschools. During fiscal 1999, the Company anticipates submitting additional applications to operate charter schools in various states. However, there can be no assurance that the Company will be successful in obtaining all or a portion of the charters requested. In addition, the Company believes that in selected high growth communities, it may be able to partner with real estate developers who will subsidize a portion of the Company's capital costs in return for the Company's agreement to operate a public charter school in a new housing development. The Company believes that funding levels in various charter states will allow the Company to open and operate elementary and secondary public charter schools that will be successful, both educationally and financially. Public charter schools offer a more immediate opportunity for financial return than private schools since no tuition is required for attendance and therefore, they generally open at or near capacity.

SUNRISE. Sunrise operates high quality private preschools, many of which also include kindergarten through third grade public charter schools. Sunrise's private preschools offer comprehensive educational child care services for children beginning at age six weeks. Sunrise's services also include programs designed and available for school age children up to twelve years of age. Sunrise currently operates 25 preschools in Arizona and Colorado and manages an additional seven preschools under a contract with PSI in Arizona, Hawaii, and Wisconsin. Sunrise preschools currently serve over 4,000 students. Sunrise offers both full and half-day programs, before and after school programs for older students, as well as extended hours at several of its preschools.

Sunrise differentiates itself from most preschools by offering a comprehensive education-based curriculum that incorporates innovative teaching techniques and programs, and by offering its parents and children modern facilities and equipment. Sunrise's education-based programs emphasize, among other things, the use of learning centers to enhance a child's development. The programs are designed to appeal to parents who consider education and development, rather than custodial care, as being most important in choosing a child care facility. In addition to the regular learning programs, all of the Sunrise child care centers offer computer-based learning programs using state-of-the-art software and a number of extra-curricular programs.

In June 1997, Sunrise was selected to manage the charter school operations of PSI. These charter schools, operating as Sunray Charter Schools, opened in September 1997 providing kindergarten through third grade classes at many of Sunrise's Arizona facilities. In consideration for the management of the charter program and for the use of certain of Sunrise's preschool facilities and personnel, Sunrise earns a management fee and is reimbursed for the facility costs and lease expense of the occupied space. In addition, Sunrise benefits from having the preschoolers of new families attracted to Sunray Charter Schools along with the retention of the kindergarten and elementary-age children for the Company's before and after school programs.

ABC. ABC is a two-year college offering courses primarily in business and paralegal training, with its main campus in Phoenix, Arizona. In addition to offering traditional business courses, ABC offers comprehensive training to students preparing for various Microsoft certifications, including Systems Engineer, Solutions Provider and Office User certifications. ABC also provides Novell training. ABC is aggressively expanding its Microsoft certification and training programs in order to benefit from the high demand in the workplace for systems engineers and other trained technicians as well as for ongoing training for such personnel. ABC currently serves over 350 students.

ABC is focused on providing post-secondary education to working adults and it strives to meet the unique needs of these individuals by providing services that meet the following criteria. First, ABC provides convenient access to the educational environment through both location and user friendly delivery of the curriculum. This criteria will be further enhanced as the Company develops single educational facilities in conjunction with its TesseracT Schools and Sunrise facilities that will allow adult students to participate in ABC programs at neighborhood facilities with on-site child care. Second, ABC programs provide knowledge and skills with immediate practical value in the workplace and can be completed in a reasonable amount of time. Third, ABC programs are instructed by faculty with practical experience in fields related to those they instruct and the classroom environment is characterized by a low student-to-faculty ratio. Finally, ABC's educational programs and administrative services are designed to accommodate the working adult's schedule.

ABC is accredited by the North Central Association of Colleges and Schools, a regional accrediting association recognized by the United States Department of Education ("DOE"). Accreditation provides the basis for the recognition and acceptance by employers, other post-secondary education institutions and governmental entities of the degrees and credits earned by students, and the ability to participate in Federal Financial Aid programs under Title IV.

COMPETITION

Competition in the Company's markets is highly fragmented. In these markets, the Company faces competition from non-profit private entities and from the public school system and public colleges. Many of the Company's competitors in both the private and public sector have greater financial and other resources than the Company. In addition, the Company anticipates integration of new services by certain of its competitors that will provide additional competition for the Company. This includes the addition of before and after school programs by public school systems and the entrance in to the private school market by large for-profit child care companies. There is no assurance that the Company will be able to compete effectively in any of the markets in which it operates.

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

For school age children, the Company competes with other for-profit private schools, with non-profit schools and, more importantly, with the public school system. The Company is not aware of any secular competitor which currently competes beyond a regional level. However, the Company anticipates that, given the perceived potential of the education market, well-financed competition may emerge, including possible competition from the large for-profit child care companies. The Company believes that the structure of these larger companies may make it difficult for them to implement and develop programs which are based upon curriculum-intensive goals, which would require significant cultural changes.

The post-secondary education market is highly fragmented with no private or public institution enjoying a significant market share. The Company competes for students with two-year and four-year degree granting institutions, which include nonprofit public and private colleges and proprietary institutions. Competition among educational institutions is believed to be based on the quality of the educational program, perceived reputation of the institution, cost of the program, and employability of the graduates.

While price is an important factor in competition, the Company believes that other important factors include offering professionally developed educational programs, well-equipped facilities, trained teachers, and other related services. Particularly in the preschool market, many of these services are not offered by the Company's competition.

REGULATION

Schools and preschools are subject to a variety of state and local regulations and licensing requirements. These regulations and licensing requirements vary greatly from jurisdiction to jurisdiction. Generally, the governmental agencies review the safety, fitness and adequacy of the buildings and equipment, the ratio of staff personnel to enrolled children, the dietary program, the daily curriculum, compliance with health standards and the qualifications of the Company's personnel. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the schools and preschools, and licenses must be renewed periodically. Repeated failures by a school or preschool to comply with applicable regulations can subject it to sanctions that might include probation, suspension, or revocation of the license to operate. The Company believes that each of its schools and preschools is in substantial compliance with such requirements.

The Company's post-secondary operations are subject to the Higher Education Act of 1986, as amended (the "HEA"), in order for students to participate in Federal Financial Aid programs under Title IV of the HEA. The Company's post-secondary operations are also subject to the general oversight of the DOE and are required to be accredited by an association recognized by the DOE. The DOE reviews all institutions participating in Title IV for compliance with applicable HEA standards and regulations. Under the HEA, accrediting associations are required to include the monitoring of certain aspects of Title IV compliance as part of their accreditation evaluations. The Company is also subject to regulation promulgated by applicable state higher education regulatory bodies.

The Company's participation in the U.S. Department of Education's Title IV programs, through its wholly-owned subsidiary ABC, is subject to audit by independent auditors annually and to program reviews by the Department of Education and other federal, state, or accrediting agencies. Instances of noncompliance, should they exist and be discovered through the audit process, could result in refunds of financial assistance and imposition of fines and penalties.

The Department of Education has regulations that contain objective measurement criteria to determine the financial capabilities of educational institutions participating in student financial assistance programs. The regulations apply only to those institutions offering post-secondary courses and training. The criteria, which are applied on the subsidiary level, include among other things having cash and receivables from unrelated parties equal to or greater than current liabilities, maintaining a positive tangible net worth, and restrictions on the amount of operating losses incurred within a two-year period.

Due to operating losses incurred by ABC prior to the acquisition by the Company, the financial capability tests have not been met at June 30, 1998. As a result, the Company may be required to post a letter of credit for at least one-half of the Title IV funds received by ABC during 1998, which amounted to $1,300,000.

Any changes in or new interpretations of applicable laws, rules or regulations could have a material adverse effect on the Company by limiting its authorizations to operate or permissible activities, or by increasing the costs of doing business in the Company's markets. The failure to maintain any required licenses, approvals, authorizations, or accreditations could also have a material adverse effect on the Company.

INSURANCE

The Company currently maintains comprehensive general liability insurance, workers compensation, automobile liability, property, excess umbrella liability and student accident insurance. The policies provide for a variety of coverage and are subject to various limits. Companies involved in the education and care of children, however, may not be able to obtain insurance for the total risks inherent in their operations. In particular, general liability coverage can have reduced limits per claim for child abuse. The Company carries fire and other casualty insurance on its facilities and liability insurance in amounts which management feels are adequate for its operations in the foreseeable future.

SEASONALITY

The Company historically has lower operating revenues in the summer due to lower summer enrollment at the TesseracT Schools and Sunrise facilities. The Company seeks to improve summer results through camps and other programs.

EMPLOYEES

At September 15, 1998, the Company had approximately 980 employees, of which 280 were teachers or administrators at the TesseracT Schools, 625 (including 140 part-time employees) were employed by Sunrise and 60 were employed by ABC. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.

ITEM 2.  PROPERTIES

At September 15, 1998, the Company operated 40 schools, including 32 Sunrise preschool centers, seven TesseracT private and charter schools, and the ABC campus. Of the 32 Sunrise facilities, seven are managed through an agreement with PSI. All of the facilities are leased, with the exception of three TesseracT Schools, which are owned by the Company. The leases generally include option renewal periods of five to 25 years, at the Company's discretion. Each of the leases contain provisions for lease payment increases based on the Consumer Price Index or other similar formulas. The Company is generally responsible for taxes, insurance, maintenance, and other expenses related to the operation of the leased facilities.

The Company has a commitment to sell and leaseback two of the owned facilities upon completion of their construction, anticipated to occur by September 30, 1998.

The Company leases 5,800 square feet of space for its corporate offices in Minneapolis, Minnesota.

ITEM 3.  LEGAL PROCEEDINGS

At June 30, 1998, the Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock trades on The NASDAQ Stock Market under the symbol TSST. For common stock price information, see Note 18 to the consolidated financial statements contained in Item 14 herein. As of June 30, 1998, the Company's common stock was held by approximately 3,000 shareholders of record or through nominee or street name accounts with brokers.

ITEM 6.  SELECTED FINANCIAL DATA

The table below shows selected financial data for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes contained in Item 14 herein and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 herein.


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Year ended June 30,
                               ------------------------------------------------------------------
                                  1998           1997         1996           1995          1994
                               ------------    --------    -----------    ----------    ---------

STATEMENT OF OPERATIONS DATA:

Revenue                          $ 15,294       $ 4,835     $115,090      $ 213,582     $ 34,403
School operating profit (loss)       (129)        1,082       (2,672)        (3,745)       3,876
Net earnings (loss)                (3,437)          566       (9,507)        (7,443)       2,534
Net earnings (loss) per
 common share (diluted)          $   (.40)      $   .08     $  (1.27)     $   (1.09)    $    .33
Weighted average shares
 outstanding                        8,574         7,501        7,477          6,822        7,785


                                                             June 30,
                                 -----------------------------------------------------------------
                                    1998           1997          1996         1995          1994
                                 ------------   ----------    ----------   ----------    ---------
BALANCE SHEET DATA:

Working capital (deficit)         $   3,269      $ 20,054      $ 12,927     $ (6,986)     $ 1,402
Long-term marketable securities           -             -         7,322       28,972       26,262
Total assets                         49,263        29,057        29,684       43,481       34,899
Long-term debt                        8,578             -           309          636          253
Shareholders' equity              $  32,749      $ 24,880      $ 24,312     $ 29,825      $29,397


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The accompanying consolidated financial statements for the fiscal year ended June 30, 1998, reflect the results of operations of the Company and its wholly owned subsidiaries, Sunrise Educational Services, Inc. ("Sunrise") and Academy of Business, Inc. ("ABC"). The Company acquired Sunrise, a Scottsdale, Arizona-based operator of 32 preschool centers, primarily in Arizona, in December 1997. Sunrise has also expanded into the operation of private schools and has a contract to manage public charter schools in many of its Arizona sites. The acquisition of ABC, a Phoenix, Arizona-based post-secondary career college, occurred in January 1998. In addition to offering traditional business courses, ABC offers comprehensive training to students preparing for various Microsoft certifications. The consolidated results of operations include the operating results of these subsidiaries subsequent to their acquisition.

Operating results for the year ended June 30, 1997, reflect the operations of the two private schools owned and operated by the Company during 1997. In addition to the operations of the two private schools, operating results for the year ended June 30, 1996, include the results of operations of the Company's public school management and consulting contracts with the Baltimore and Hartford public school districts. These public school contracts were terminated prior to the end of fiscal 1996.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED JUNE 30, 1998 AND 1997. Total revenue in 1998 was $15,294,000 compared to $4,835,000 in 1997. The increase is the result of the acquisitions of Sunrise and ABC and an increase in the number of private schools open during 1998. Revenue recorded on the operations of Sunrise and ABC subsequent to their acquisition was $8,027,000 and $1,464,000, respectively.

In September 1997, the Company opened new college preparatory high schools in Mays Landing, New Jersey, and South Bend, Indiana. These two schools, along with the original two TesseracT private schools in Eagan, Minnesota, and Paradise Valley, Arizona, brought to four the number of private TesseracT schools owned and operated by the Company.

Private school and other costs, representing costs directly associated with the school operations, were $15,423,000 in 1998 compared to $3,753,000 in 1997. The increase primarily relates to costs associated with the operations of Sunrise and ABC subsequent to their acquisition. In addition, the current year includes start-up costs relating to the September 1997 opening of the Mays Landing and South Bend private schools and the expansion of the Company's private school in Eagan, Minnesota.

The Company has made the decision to close the South Bend college preparatory high school. This decision was primarily due to the low level of enrollments at the school in 1998 as well as the lack of a significant increase in enrollments projected for 1999. The majority of computers and furniture at the school has been transferred to other TesseracT schools. Total costs anticipated to be incurred related to the closing of the school have been included in the 1998 financial statements.

New school development costs represent costs incurred in the current year for schools set to open in the subsequent year. During 1998, costs totaling $646,000 were incurred associated with the September 1998 opening of three new TesseracT private schools. These costs relate to personnel, advertising, student recruitment, and facility set-up. In 1997, costs totaling $363,000 were incurred related to the opening of the two college preparatory schools in September 1997.

Selling, general, and administrative expenses in 1998 were $3,931,000 compared to $3,421,000 in 1997. The increase reflects added personnel, travel and other costs associated with the integration of the acquisitions of Sunrise and ABC and costs associated with other acquisition opportunities pursued by the Company during 1998.

Other income in 1998 was $1,269,000 compared to $3,268,000 in 1997. Other income for both 1998 and 1997 includes settlement proceeds of $650,000 related to the final settlement of issues regarding amounts owed to the Company under the Hartford management contract. Settlement income for 1997 also includes $1,250,000 received from the Company's investment management firm to resolve all issues relating to the firm's management of the Company's investment portfolio. The reduction in investment income in 1998 compared to 1997 is due to lower investment levels in the current year.

Interest expense in 1998 was $125,000 compared to $17,000 in 1997. Interest expense totaling $68,000 was incurred on equipment financing debt at Sunrise. The remaining interest expense in 1998 relates to the financing transactions entered into by the Company on three school properties during 1998.

For 1998, the Company recorded a net loss of $3,437,000 or $.40 per share compared to net earnings of $566,000 or $.08 per share in 1997. The change is primarily due to the new school start-up and development costs, costs associated with the integration of the two acquisitions during the year and the settlement income recorded in the prior year.

COMPARISON OF THE YEARS ENDED JUNE 30, 1997 AND 1996. Total revenue in 1997 was $4,835,000 compared to $115,090,000 in 1996. The decrease is the result of the cancellation of the Company's public school management contracts in Baltimore and Hartford in the third quarter of fiscal 1996. Private school tuition and other revenue consists of revenue from the Company's private schools in Eagan, Minnesota, and Paradise Valley, Arizona, and consulting revenue on the Company's private school consulting contracts.

Public school management costs in fiscal 1996 relate to costs incurred on the Baltimore and Hartford school management contracts. These expenses include charges of $4,255,000 related to costs incurred under the Hartford contract but not yet reimbursed by the Hartford Board of Education and a charge of $2,000,000 to cover estimated write-offs and shutdown costs associated with the cancellation of the Baltimore and Hartford contracts. In June 1996, the Company reached partial settlement with the city of Hartford and Hartford Board of Education officials on amounts owed the Company under its school management contract. The Company received $3,073,000 for the computers installed in and the capital improvements made to the Hartford schools. This amount was included in school management expenses as a recovery against amounts previously written-off under the contract.

Private school and other costs represent costs incurred in the operation of the TesseracT private schools.

New school development costs represent costs incurred in 1997 for schools to open in 1998. During 1997, costs totaling $363,000 were incurred associated with the two college preparatory private schools that opened in September 1997. These costs relate to personnel, advertising, student recruitment, and facility set-up.

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

Other income in 1997 was $3,268,000 compared to a net expense of $1,774,000 in fiscal 1996. Other income in 1997 includes settlement income of $1,250,000 received from the Company's investment management firm to resolve all remaining issues relating to the firm's management of the Company's investment portfolio and $650,000 related to the final settlement of issues regarding amounts owed to the Company under the Hartford contract.

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

For 1997, the Company recorded net earnings of $566,000 or $.08 per share compared to a net loss of $9,507,000 or $1.27 per share in 1996. The change is primarily due to the charges recorded in the prior year on the Baltimore and Hartford public school management contracts along with the settlement income recorded in fiscal 1997.

CAPITAL RESOURCES AND LIQUIDITY

During 1998, the Company satisfied its working capital needs principally from cash on hand at the beginning of the year and cash received from the refinancing of two of its school properties during the year. Total cash and cash equivalents decreased from $23,246,000 at June 30, 1997, to $5,543,000 at June 30, 1998. This decrease in cash is primarily comprised of the following:

/ / Net cash used in operating activities totaled $5,689,000, primarily due to the net loss incurred in 1998 along with changes in current assets and liabilities.

/ / Net cash used in investing activities totaled $18,928,000. Total cash paid for the acquisitions of Sunrise and ABC was $7,106,000. In addition, the Company invested $11,822,000 in capital assets, including approximately $4,800,000 in land acquisition and facility construction costs at two new private school facilities in the Phoenix metropolitan area. Upon completion of construction, the Company expects to recover the cash invested in these two schools through a refinancing of the facilities. Completion of construction is anticipated to occur in the first quarter of school year 1999. The remaining capital additions relate to land and facility additions at the South Bend and Eagan TesseracT schools, leasehold improvements at the Mays Landing facility and computer equipment and furniture additions at various schools.

/ / Cash generated from financing activities totaled $6,914,000 during 1998.
    During the year, the Company refinanced its private school properties in Eagan, Minnesota, and Paradise Valley, Arizona. Total proceeds from the refinancing of these two schools, representing appraised real estate value, were $6,550,000. In addition to these proceeds, the Company received proceeds from the exercise of stock options totaling $590,000 during the year.

In addition to the financing transactions completed during the year ended June 30, 1998, the Company has a financing commitment on the two private school properties currently under construction. At June 30, 1998, the Company has construction commitments of approximately $7,600,000 remaining on the two projects. Upon completion of the projects, anticipated to occur in the first quarter of school year 1999, the Company expects to finalize the refinancing of the facilities and receive proceeds of approximately $12,000,000.

As discussed in Note 5 to the consolidated financial statements contained in
Item 14 herein, during fiscal 1997, the Company reached final agreement with Hartford officials on the remaining amounts owed to the Company. Under the agreement, the Company will receive annual installments of $650,000 on each of July 10, 1998, 1999, 2000, and 2001.

As discussed in Note 16 to the consolidated financial statements contained in
Item 14 herein, due to operating losses incurred by ABC prior to the acquisition by the Company, the financial capability tests mandated by the Department of Education have not been met at June 30, 1998. As a result, the Company may be required to post a letter of credit for at least one-half of the Title IV funds received by ABC during 1998, which amounted to $1,300,000.

During the four years ended June 30, 1998, the Company has incurred cumulative net losses totaling $19,821,000. As a result of these losses and investments the Company has made in acquisitions and for the purchase of capital assets, the Company has used cash of $25,940,000. After refinancing two owned school facilities, generating proceeds of $6,550,000, the Company has a cash balance of $5,543,000 at June 30, 1998.

During 1999, the Company anticipates investing in excess of $2,000,000 to outfit new schools and upgrade technology at existing schools. The Company anticipates financing a significant portion of these capital asset purchases through equipment financing leases. Some of this financing may require the Company to post a letter of credit as collateral. If the Company is unable to secure financing on terms acceptable to the Company, the capital asset purchases will have to be made from cash reserves.

Management currently believes that it has sufficient cash on hand, including the proceeds from financing transactions anticipated to be finalized in the first quarter of 1999, to ensure uninterrupted performance of its operating obligations as currently structured and anticipated. In part, this is a result of projected improvement in operating results for 1999. If the Company does not achieve its projected operating results and/or is unable to secure adequate equipment financing, management believes that it has options available to obtain necessary capital, including the issuance of subordinated debt or private placement equity financing. There can be no assurance, however, that these sources would be available to the Company on acceptable terms.

YEAR 2000 ISSUE

Based on an internal analysis, the Company does not believe that the Year 2000 issue will materially affect its information technology systems. The Company is in the process of integrating its current multiple financial systems into a consolidated system that will be Year 2000 compliant. The Company anticipates incurring costs approximating $200,000 over the next twelve months to replace its current financial systems and replace or upgrade related hardware.

The Company does not believe that the Year 2000 compliance of its suppliers or customers will effect the Company's operations. The products purchased from the Company's suppliers are available from numerous sources and are not fundamental to the Company's operations as a service provider. In addition, the Company's customers consist primarily of individuals who make tuition payments to the Company on behalf of themselves or their children in exchange for educational services. The ability of these customers to make tuition payments is not expected to be affected by the Year 2000 issue.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), will be effective for the Company's fiscal year ending June 30, 1999. SFAS No. 131 requires disclosures of business and geographic segments in the consolidated financial statements of the Company. The Company is currently analyzing the impact it will have on the disclosures in its financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results may be materially different. These forward-looking statements include, but are not limited to, statements herein regarding the opening of additional private schools, the application for and receipt of additional public charter school contracts and the opening of new charter schools, the completion of future strategic acquisitions, the integration of services into single education facilities, the profitability of existing and new private and public charter schools, the development of partnerships with real estate developers in high growth communities, the ability to secure financing on acceptable terms, and the ability of the Company to compete in the education industry.

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions such as inflation and interest rates, both nationally and in Arizona where the Company's operations are concentrated; competitive conditions within the Company's markets, including the acceptance of the education services offered by the Company; unanticipated expenses; the ability of the Company to successfully integrate all of its services into single education facilities; the ability of the Company to obtain public charter school contracts; changes in government regulation of the education industry or in state charter school statutes; the availability of equipment financing at acceptable terms; and future claims for accidents at the Company's education facilities and the extent of insurance coverage for such claims.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information set forth under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)     DOCUMENTS FILED AS PART OF THIS REPORT:

        (1)   CONSOLIDATED FINANCIAL STATEMENTS

              The consolidated financial statements of the Company and its subsidiaries begin on page 20 in the Appendix. The Report of Independent Public Accountants on the Company's consolidated financial statements is presented on page 19 in the Appendix.

        (2)   FINANCIAL STATEMENT SCHEDULES

              See Index to Consolidated Financial Statements and Schedules on page 18 in the Appendix. The financial statement schedule should be read in conjunction with the consolidated financial statements. All other supplemental schedules are omitted because of the absence on conditions under which they are required.

(B)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended June 30, 1998.

(C)     EXHIBITS

        The following exhibits are filed as part of this Annual Report on Form 10-K for the year ended June 30, 1998.

        EXHIBIT
        NUMBER     EXHIBIT DESCRIPTION
        -------    -------------------
        3.1        Restated Articles of Incorporation of the Company, as
                   amended.

        3.2        By-Laws of the Company. (1)

        4.1        Specimen Certificate of Common Stock.

        4.2        Share Rights Plan dated September 8, 1993. (2)

        10.1* Employment Agreement between the Company and Philip E. Geiger dated August 10, 1993. (3)

        10.2* 1988 The TesseracT Group, Inc. Stock Option Plan, as amended. (4)

        10.3* Employment Agreement between the Company and John T. Golle dated January 1, 1991. (5)

        10.4* Amendment to Employment Agreement between the Company and John T. Golle dated September 8, 1993. (6)

        10.5* 1992 The TesseracT Group, Inc. Long-Term Executive Stock Option Plan, as amended. (7)

        10.6* Amendment to Employment Agreement between the Company and John T. Golle dated March 20, 1992. (8)

        10.7 Lease dated June 9, 1998, between EduCorp Properties, Inc. as lessor and The TesseracT Group, Inc. as lessee.

        10.8 Amended and Restated Lease dated June 9, 1998, between EduCorp Properties, Inc. as lessor and The TesseracT Group, Inc. as lessee.

        10.9* Employment Agreement dated November 3, 1997, between the Company and Todd K. Severson. (9)

        10.10* Employment Agreement dated February 16, 1998, between the Company and Tony L. Verbeten. (10)

        10.11 Lease Agreement dated January 31, 1983, between Earl H. Jones and Venture Educational Programs, Inc. (11)

        10.12 Lease Agreement dated April 1, 1984, between McClintock Associates Limited Partnership, an Arizona Limited Partnership, and Venture Educational Programs, Inc. (11)

        10.13 Lease Agreement dated October 24, 1986, between Peoria Investment Company, Inc., an Arizona corporation, and Sunrise Educational Services, Inc., an Arizona corporation. (11)

        10.14 Lease Agreement dated October 16, 1986, between Sun School I Limited Partnership, an Arizona limited partnership, and Sunrise Educational Services, Inc., an Arizona corporation. (11)

        10.15 Lease Agreement dated April 1, 1986, between Sunrise Partners, an Arizona corporation, and Sunrise Educational Services, Inc., an Arizona corporation. (11)

        10.16 Lease Agreement dated February 5, 1987 between Sun School II Limited Partnership, an Arizona limited partnership, and Sunrise Educational Services, Inc., an Arizona corporation.
                   (11)

        10.17 Lease Agreement dated June 26, 1987, between Huber Farm Service of Phoenix, Inc., an Arizona corporation and Sunrise Educational Services, Inc., an Arizona corporation. (11)

        10.18 Lease Agreement, dated July 29, 1988, between Sunrise Educational Services, Inc. and Investad, Inc. (12)

        10.19 Lease Agreement, dated July 25, 1988, between Sunrise Educational Services, Inc., and LV Properties, an Arizona general partnership. (12)

        10.20 Lease Agreement, dated May 12, 1988, between Sunrise Educational Services, Inc. and Jaymark Komer and Eugene Victor Komer and Ruth Lena Komer, as Trustees of the Komer Family Trust dated December 30, 1980. (12)

        10.21 Lease Agreement, dated July 29, 1988, between Sunrise Educational Services, Inc. and Kailua Beach Center, Inc. (12)

        10.22 Lease Agreement, dated January 11, 1988, between Sunrise Educational Services, Inc. and Mercado Developers. (13)

        10.23 Amendment of Lease Agreement dated March 8, 1990, between Sunrise Educational Services, Inc. and Jaymark Komer and Komer Family Trust dated May 12, 1988. (14)

        10.24 Purchase Agreement and Registration Rights Agreement dated April 6, 1990, between Sunrise Educational Services, Inc. and Lepercq Capital Management, Inc. (15)

        10.25 Lease Agreement, dated July 1, 1991, between Sunrise Educational Services, Inc. and Maruni Arizona, Inc. (16)

        10.26 Purchase Agreement, dated November 18, 1991, between Sunrise Educational Services, Inc., LN Investment Capital Limited Partnership, Lepercq Investment Limited Partnership II and LN Investment Capital Limited Partnership II. (17)

        10.27 Amendment of Lease Agreement dated July 22, 1998, between Sunrise Educational Services, Inc. and Jaymark Komer and Komer Family Trust. (18)

        10.28 Management Agreement, dated November 14, 1993, between United Church of Christ and Sunrise Educational Services, Inc. (19)

        10.29 Term Sheet Agreement, dated December 7, 1992, between Joy of Christ Lutheran Church and Sunrise Educational Services, Inc.
                   (20)

        10.30 Agreement between Lutheran Church of Honolulu and Sunrise Educational Services, Inc., dated May 19, 1993. (20)

        10.31 Administrative Services Agreement, License, and Equipment Lease, dated February 1, 1994, between Sunrise Educational Services, Inc., and Preschool Services, Inc. (19)

        10.32 Asset Purchase Agreement between Children's Choice Learning Center, Inc. and Sunrise Preschool, Inc. dated June 26, 1996, with one amendment dated June 28, 1996. (21)

        10.33 Form of Credit and Security Agreement between Imperial Bank and Sunrise Educational Services, Inc. dated April 24, 1997.
                   (22)

        11         Statement re Computation of Per Share Earnings (Loss).

        23         Consent of Arthur Andersen LLP.

        27         Financial Data Schedule (EDGAR version only).

-------------------

        *    Management contract or compensatory plan or arrangement.

        (1) Incorporated herein by reference to Exhibit 3.3 to the Company's Form S-18 Registration Statement (Registration Number 33-39481-C).

        (2) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

        (3) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 1994.

        (4) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

        (5) Incorporated herein by reference to Exhibit 10.17 to the Company's Amendment No. 1 to Form S-18 Registration Statement (Registration Number 33-39481-C).

        (6) Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

        (7) Incorporated herein by reference to Exhibit Number 10.26 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

        (8) Incorporated herein by reference to Exhibit 10.24 to Amendment No. 2 to the Company's Form S-1 Registration Statement (Registration Number 33-46791).

        (9) Incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the quarter ended December 31, 1997.

        (10) Incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the quarter ended March 31, 1998.

        (11) Incorporated herein by reference to exhibits to Sunrise Educational Services, Inc, Commission File Number 0-16425 ("Sunrise") Form S-1 filed July 10, 1987.

        (12) Incorporated herein by reference to exhibits to Sunrise Form 10-K filed on or about October 31, 1988.

        (13) Incorporated herein by reference to exhibits to Sunrise Form 10-K filed on or about October 30, 1989.

        (14) Incorporated herein by reference to exhibits to Sunrise Form 10-Q filed on or about January 31, 1990.

        (15) Incorporated herein by reference to exhibits to Sunrise Form 8-K filed on or about April 20, 1990.

        (16) Incorporated herein by reference to exhibits to Sunrise Form 10-K filed on or about October 28, 1991.

        (17) Incorporated herein by reference to exhibits to Sunrise Form 10-Q filed on or about December 16, 1991.

        (18) Incorporated herein by reference to exhibits to Sunrise Form 10-K filed on or about October 21, 1992.

        (19) Incorporated herein by reference to exhibits to Sunrise Form 10-KSB for the year ended July 31, 1994.

        (20) Incorporated herein by reference to exhibits to Sunrise Form 10-KSB filed on or about October 8, 1993.

        (21) Incorporated herein by reference to exhibits to Sunrise Form 8-K filed on or about September 9, 1996.

        (22) Incorporated herein by reference to exhibits to Sunrise Form 10-QSB filed on March 11, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE TESSERACT GROUP, INC.

                                         By /s/ Tony L. Verbeten
                                            -----------------------------------
                                                Tony L. Verbeten
                                                Chief Financial Officer

Date: September 25, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John T. Golle                                            September 25, 1998
----------------------------------
    John T. Golle
    Chairman of the Board and
     Chief Executive Officer
     (Principal Executive Officer)


/s/ Robert I. Karon                                          September 25, 1998
----------------------------------
    Robert I. Karon
    Director


/s/ Gale R. Mellum                                           September 25, 1998
----------------------------------
    Gale R. Mellum
    Director


/s/ Benjamin Nazarian                                        September 25, 1998
----------------------------------
    Benjamin Nazarian
    Director


/s/ Martha Taylor Thomas                                     September 25, 1998
----------------------------------
    Martha Taylor Thomas
    Director


/s/ Tony L. Verbeten                                         September 25, 1998
----------------------------------
    Tony L. Verbeten
    Chief Financial Officer
     (Principal Financial and
     Accounting Officer)

                                    APPENDIX

                             THE TESSERACT GROUP, INC.

                          INDEX TO CONSOLIDATED FINANCIAL
                             STATEMENTS AND SCHEDULES

                                                                            Page
                                                                            ----
Report of Independent Public Accountants...................................  19

Consolidated Statements of Operations......................................  20

Consolidated Balance Sheets................................................  21

Consolidated Statements of Shareholders' Equity............................  22

Consolidated Statements of Cash Flows......................................  23

Notes to Consolidated Financial Statements.................................  24

Schedule II--Valuation and Qualifying Accounts


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The TesseracT Group, Inc.

We have audited the accompanying consolidated balance sheets of The TesseracT Group, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The TesseracT Group, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

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

                                                 ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
September 3, 1998

THE TESSERACT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        Year ended June 30,
                                                            -----------------------------------------------
                                                                1998             1997              1996
                                                            ------------     ------------      ------------
REVENUE
 Public school management                                   $     -          $     -           $ 110,695
 Private school tuition and other                              15,294            4,835             4,395
                                                            ------------     ------------      ------------
                                                               15,294            4,835           115,090
                                                            ------------     ------------      ------------
OPERATING EXPENSES
  Public school management costs                                  -                -             114,297
  Private school and other costs:
    Personnel costs                                             7,349            2,487             2,320
    Site operating costs                                        4,061              749               660
    Insurance, taxes, rent, and other                           2,895              299               283
    Depreciation and amortization                               1,118              218               202
                                                            ------------     ------------      ------------
                                                               15,423            3,753           117,762
                                                            ------------     ------------      ------------

SCHOOL OPERATING PROFIT (LOSS)                                   (129)           1,082            (2,672)
                                                            ------------     ------------      ------------
NEW SCHOOL DEVELOPMENT COSTS                                      646              363               -
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    3,931            3,421             5,061
                                                            ------------     ------------      ------------

OPERATING LOSS                                                 (4,706)          (2,702)           (7,733)
                                                            ------------     ------------      ------------
OTHER INCOME (EXPENSE)
  Settlement income                                               650            1,900              -
  Investment income (loss)                                        744            1,385            (1,525)
  Interest expense                                               (125)             (17)             (249)
                                                            ------------     ------------      ------------
                                                                1,269            3,268            (1,774)
                                                            ------------     ------------      ------------
EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE                      (3,437)             566            (9,507)

INCOME TAX EXPENSE                                                -                -                 -
                                                            ------------     ------------      ------------
NET EARNINGS (LOSS)                                         $  (3,437)             566         $  (9,507)
                                                            ------------     ------------      ------------
                                                            ------------     ------------      ------------
NET EARNINGS (LOSS) PER COMMON
  SHARE (BASIC AND DILUTED)                                 $    (.40)             .08         $  (1.27)
                                                            ------------     ------------      ------------
                                                            ------------     ------------      ------------
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (BASIC AND DILUTED)                                8,574            7,501             7,477
                                                            ------------     ------------      ------------
                                                            ------------     ------------      ------------



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE TESSERACT GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

                                                                   June 30,         June 30,
                                                                     1998             1997
                                                                 ------------     ------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                      $    5,543        $   23,246
 Settlement receivable                                                 650               650
 Accounts receivable, net of allowance
  (1998 - $248;  1997 - $30)                                         2,370                20
  Prepaid rent                                                         834               -
  Other current assets                                               1,093               315
                                                                 ------------     ------------
      Total current assets                                          10,490            24,231

INTANGIBLE ASSETS                                                   18,984               -
PROPERTY AND EQUIPMENT, NET                                         19,479             4,826
DEPOSITS AND OTHER ASSETS                                              310               -
                                                                 ------------     ------------
                                                                 $  49,263        $   29,057
                                                                 ------------     ------------
                                                                 ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit                                                 $    470         $      -
  Accounts payable                                                    984                571
  Other current liabilities                                          5,767             3,606
                                                                 ------------     ------------
      Total current liabilities                                      7,221             4,177


LONG-TERM OBLIGATIONS                                                8,578               -
OTHER                                                                  715               -
                                                                 ------------     ------------
COMMITMENTS AND CONTINGENCIES (Notes 11, 16, and 17)

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value,
     5,000,000 shares authorized;
     no shares issued and outstanding                                  -                 -
  Common stock, $.01 par value,
      25,000,000 shares authorized;
      issued and outstanding
      1998 - 9,570,803 shares; 1997 - 7,489,637 shares                  96               75
  Additional paid-in capital                                         57,673          46,388
  Accumulated deficit                                               (25,020)        (21,583)
                                                                 ------------     ------------
    Total shareholders' equity                                       32,749          24,880
                                                                 ------------     ------------
                                                                 $   49,263          29,057
                                                                 ------------     ------------
                                                                 ------------     ------------



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE TESSERACT GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(IN THOUSANDS)


                                            Common Stock                         Unrealized
                                       -----------------------    Additional     Losses on
                                       Number of                   Paid-In       Marketable       Accumulated
                                         Shares       Amount       Capital       Securities         Deficit
                                       -----------   ---------    ------------   -------------    --------------
BALANCE, JUNE 30, 1995                    7,352      $     74      $   46,080    $   (3,687)      $   (12,642)

Net loss                                    -             -               -             -              (9,507)

Issuance of common stock upon
  exercise of stock options
  and warrants                              137             1             306           -                 -

Change in net unrealizedholding
 losses on marketable securities            -             -               -           3,687               -
                                       -----------   ---------    ------------   -------------    --------------
BALANCE, JUNE 30, 1996                    7,489            75          46,386           -             (22,149)

Net earnings                                -             -               -             -                 566

Issuance of common stock upon
  exercise of stock options                   1           -                2            -                 -
                                       -----------   ---------    ------------   -------------    --------------

BALANCE, JUNE 30, 1997                    7,490            75          46,388           -            (21,583)

Net loss                                    -             -               -             -             (3,437)

Issuance of common stock upon
 exercise of stock options                  133             1             589           -                -

Common stock issued for
 acquisitions                             1,948            20           9,604           -                -

Fair value of Sunrise
 Educational Services,
 Inc. options and warrants
 at acquisition date                        -             -             1,092           -                -
                                       -----------   ---------    ------------   -------------    --------------

BALANCE, JUNE 30, 1998                    9,571      $     96     $     57,673    $     -         $  (25,020)
                                       -----------   ---------    ------------   -------------    --------------
                                       -----------   ---------    ------------   -------------    --------------




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE TESSERACT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          Year ended June 30,
                                                            -----------------------------------------------
                                                                1998             1997             1996
                                                            ------------     ------------      ------------
OPERATING ACTIVITIES

  Net earnings (loss)                                       $   (3,437)      $       566       $    (9,507)
  Adjustments to reconcile  net earnings
   (loss) to net cash used in operating
   activities:
    Depreciation and amortization                                 1,264              316             1,197
    Provision for doubtful accounts                                  87               10                 4
    (Gains)/losses on marketable securities                        -                 (49)            3,410
     Changes in operating assets and liabilities:
        Accounts receivable                                      (1,265)             (14)              164
        Other current assets                                     (1,211)            (603)              155
        Accounts payable                                           (101)             101            (1,321)
        Other current liabilities                                (1,026)            (524)            1,640
                                                            ------------     ------------      ------------
        Net cash used in operating activities                    (5,689)            (197)           (4,258)
                                                            ------------     ------------      ------------


INVESTING ACTIVITIES
  Payment for acquisitions, net of cash acquired                (7,106)             -                 -
  Additions to property and equipment                          (11,822)             (896)           (2,261)
  Proceeds from sales and maturities of marketable
   securities                                                     -                9,592            22,763
                                                            ------------     ------------      ------------
      Net cash  provided  by  (used  in)  investing
       activities                                              (18,928)            8,696            20,502
                                                            ------------     ------------      ------------
FINANCING ACTIVITIES
  Proceeds from financing transactions                           6,550              -                 -
  Proceeds from exercise of stock options and warrants             590                2                307
  Repayment of short-term borrowings and long-term debt           (226)            (646)            (3,609)
                                                            ------------     ------------      ------------
      Net  cash   provided  by  (used  in)  financing
       activities                                                6,914             (644)            (3,302)
                                                            ------------     ------------      ------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (17,703)           7,855             12,942
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  23,246           15,391              2,449
                                                            ------------     ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $    5,543       $   23,246             15,391
                                                            ------------     ------------      ------------
                                                            ------------     ------------      ------------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

THE TESSERACT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

The TesseracT Group, Inc. (the "Company"), formerly known as Education Alternatives, Inc., is an integrated education management company, serving private preschool students, private and public charter elementary, middle, and high school students, and post-secondary career college students in six states.

During the four years ended June 30, 1998, the Company has incurred cumulative net losses totaling $19,821,000. As a result of these losses and investments the Company has made in acquisitions and for the purchase of capital assets, the Company has used cash of $25,940,000. After refinancing two owned school facilities, generating proceeds of $6,550,000, the Company has a cash balance of $5,543,000 at June 30, 1998.

During 1999, the Company anticipates investing in excess of $2,000,000 to outfit new schools and upgrade technology at existing schools. The Company anticipates financing a significant portion of these capital asset purchases through equipment financing leases. Some of this financing may require the Company to post a letter of credit as collateral. If the Company is unable to secure financing on terms acceptable to the Company, the capital asset purchases will have to be made from cash reserves.

Management currently believes that it has sufficient cash on hand, including the proceeds from financing transactions anticipated to be finalized in the first quarter of 1999, to ensure uninterrupted performance of its operating obligations as currently structured and anticipated. In part, this is a result of projected improvement in operating results for 1999. If the Company does not achieve its projected operating results and/or is unable to secure adequate equipment financing, management believes that it has options available to obtain necessary capital, including the issuance of subordinated debt or private placement equity financing. There can be no assurance, however, that these sources would be available to the Company on acceptable terms.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES: Cash and cash equivalents, consisting of highly liquid investments with a maturity of three months or less when purchased, are stated at cost which approximates market.

INTANGIBLE ASSETS: Intangible assets resulting from business acquisitions, comprising costs in excess of net assets acquired, non-compete agreements, and customer base, are being amortized on a straight-line basis over various periods up to 25 years. Amortization expense for the year ended June 30, 1998, was $426,000. The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of cash flows as well as other factors, such as business trends and prospects and other market conditions.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives, ranging from three to thirty years. The Company uses accelerated methods of depreciation for income tax purposes.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash and cash equivalents, receivables, other current assets, accounts payable, and amounts included in other current liabilities meeting the definition of financial instruments approximate fair value because of the short-term maturity of these instruments.

The carrying amount of long-term obligations, including the current portion of long-term debt, approximates fair value based on quoted market prices for similar issues or on the current rates offered to the Company for debt of the same maturity.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF: The Company follows the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or net realizable value (fair value less costs to sell).

EARNINGS (LOSS) PER COMMON SHARE: The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") in the second quarter of fiscal 1998 and has restated previously reported amounts. Basic earnings per share ("EPS") and diluted EPS replace primary EPS and fully diluted EPS. Basic EPS is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net earnings (loss) by the weighted average number of common shares and dilutive potential common shares outstanding for the period.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and contingency disclosures included in the financial statements. Ultimate results could differ from these estimates.

FINANCIAL STATEMENT RECLASSIFICATIONS: Certain 1996 and 1997 amounts have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on the previously reported results of operations or shareholders' equity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), will be effective for the Company's fiscal year ending June 30, 1999. SFAS No. 131 requires disclosures of business and geographic segments in the consolidated financial statements of the Company. The Company is currently analyzing the impact it will have on the disclosures in its financial statements.

NOTE 3 - ACQUISITIONS

In January 1998, the Company acquired all of the outstanding stock of Academy of Business, Inc. ("ABC"), a Phoenix, Arizona-based post-secondary career college, for cash of approximately $1,600,000. ABC is accredited by the North Central Association of Colleges and Schools, and is an Authorized Academic Training Provider for Microsoft. In addition to offering traditional business courses, ABC offers comprehensive training to students preparing for various Microsoft certifications. This acquisition has been accounted for as a purchase, with goodwill recorded on the transaction being amortized on the straight-line method over a period of 25 years.

In December 1997, the Company acquired Sunrise Educational Services, Inc. ("Sunrise"), a Scottsdale, Arizona-based operator of approximately 30 preschool centers, primarily in Arizona. Sunrise has expanded into the operation of private schools and has a contract to manage public charter schools in many of its Arizona centers. This acquisition has been accounted for as a purchase. The purchase price was approximately $13,800,000 and was made up of $4,200,000 in cash and 1,950,000 shares of the Company's common stock. In addition, transaction costs approximating $3,300,000 were incurred in the consummation of this acquisition. Goodwill recorded on the transaction is being amortized on the straight-line method over a period of 25 years. In accordance with the terms of the merger agreement, the Company granted stock options and warrants to purchase 553,724 shares of common stock at exercise prices ranging from $1.27 to $6.04 per share to Sunrise employees and directors as replacement options and warrants for previously issued Sunrise options and warrants.

Summarized below are the unaudited pro forma combined results of operations of the Company for the years ended June 30, 1998 and 1997, assuming the Sunrise acquisition was consummated as of July 1, 1996. Excluded from the pro forma results of operations for the years ended June 30, 1998 and 1997, are charges of $1,114,000 or $.12 per share and $602,000 or $.06 per share, respectively, which provided for impaired assets and rental commitments in connection with Sunrise's management of seven centers with a non-profit organization (see Note 4). The pro forma results are not necessarily indicative of the operating results that would have been achieved had the acquisition occurred on the date indicated, nor are they indicative of future operating results.


                                             Year ended June 30,
                                            1998              1997
                                       ---------------    --------------
Revenue                                  $    22,997        $   19,251

Net loss                                      (5,249)             (204)

Net loss per common share                $      (.55)       $     (.02)


NOTE 4 - PRESCHOOL  SERVICES, INC.

Prior to its acquisition by the Company in December 1997, Sunrise had transferred a portion of its operations to Preschool Services, Inc. ("PSI"). PSI is a Hawaii non-profit corporation and is governed by a seven member board of directors, three members of which are employees of the Company. PSI has certain contracts with the state of Hawaii to provide child care services, one of which is subject to annual renewal. Sunrise provides PSI with management, administration, and educational programs for PSI's child care centers and leases substantially all of the equipment and other property necessary for the operation of the related child care centers to PSI under an Administrative Services Agreement, License and Equipment Lease (the "PSI Agreement"). The PSI Agreement stipulates that Sunrise is to receive an administrative services fee equal to 9% of revenue for providing the services described above. Prior to its acquisition by the Company, Sunrise had written off amounts due from PSI due to the inability of PSI to generate sufficient cash flow to make the lease and other payments due to Sunrise. As of June 30, 1998, such cumulative amounts written off by Sunrise related to the PSI Agreement approximated $1,800,000.

During 1997, Sunrise entered into an additional agreement with PSI to provide management, administration and educational programs to the public charter schools operated by PSI. In return for providing these services, Sunrise receives an administrative fee equal to 12.5% of total charter school revenue received by PSI. In addition, PSI operates these charter schools in certain of the Sunrise preschool centers, for which Sunrise is reimbursed for the facility costs and lease expense of the occupied space.

NOTE 5 - PUBLIC SCHOOL CONTRACTS

BALTIMORE: During 1996, the Company provided services under the terms of school management contracts with Baltimore City Public Schools (the "Baltimore District"). These contracts (the "Baltimore Contracts") allowed the Baltimore District to cancel the agreements for any reason upon ninety days' notice to the Company and in November 1995, the Baltimore Board of School Commissioners voted to cancel the Baltimore Contracts, citing budgetary issues. The Company provided services to the contracted schools through March 4, 1996, the effective date of termination.

HARTFORD: During 1996, the Company also provided services under the terms of a school management contract with the Board of Education and the city of Hartford, Connecticut. The Hartford Board of Education had the right to terminate the contract for any reason upon ninety days' notice to the Company. In January 1996, the Hartford Board of Education voted to seek an amicable dissolution of the contract, citing an impasse in negotiations with the Company on amounts owed to the Company for its management services.

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

During 1997, the Company reached a final agreement with Hartford officials on the remaining amounts owed to the Company. Under the final settlement, the Company will receive $3,250,000, payable in five annual installments of $650,000 beginning in July, 1997. These annual payments are being recorded in income as they are received. In addition, both parties released each other from any further claims under the management contract.

NOTE 6 - MARKETABLE SECURITIES

During 1996, the Company recorded a charge of $3,400,000 to reflect what the Company believed was a permanent impairment in the value of its investment portfolio and its related decision to liquidate these investments in fiscal 1997. This write-down to market value had been previously reported as a direct charge to shareholders' equity. At June 30, 1996, the fair value of the Company's marketable securities portfolio was equal to its cost.

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

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at June 30 consist of the following:

                                                      1998               1997
                                                 ---------------    --------------
Land                                             $   6,928,000      $   1,733,000
Buildings                                            6,062,000          2,400,000
Leasehold improvements                               1,621,000                  -
Furniture and equipment                              3,222,000          1,096,000
Vehicles                                               711,000                  -
Construction in progress                             2,385,000            367,000
Less accumulated depreciation and
 amortization                                       (1,450,000)          (770,000)
                                                 ---------------    --------------
                                                 $  19,479,000      $   4,826,000
                                                 ---------------    --------------
                                                 ---------------    --------------

NOTE 8 - LINE OF CREDIT

The Company has available a $500,000 working capital line of credit, bearing interest at prime (8.50% at June 30, 1998) plus 1.5%. Total borrowings outstanding at June 30, 1998, were $470,000. Interest is due monthly on outstanding borrowings, with all unpaid principal due on September 24, 1998. The line of credit contains covenants regarding the maintenance of certain cash and working capital balances and meeting certain net worth, debt, and cash flow ratios. These covenants were met at June 30, 1998.

NOTE 9 - OTHER CURRENT LIABILITIES

Other current liabilities at June 30 consist of the following:

                                                   1998                 1997
                                              ---------------       --------------
Deferred revenue and prepaid tuition            $  2,279,000           $  960,000
Reserve for contract and other
 contingencies                                     1,254,000            1,512,000
Amount due on Sunrise acquisition                    722,000                    -
Accrued payroll and related costs                    597,000              405,000
Current portion of long-term debt                    270,000                    -
Accrued expenses - managed schools                         -              573,000
Other                                                645,000              156,000
                                              ---------------       --------------
                                                $  5,767,000           $3,606,000
                                              ---------------       --------------
                                              ---------------       --------------

NOTE 10 - LONG -TERM OBLIGATIONS

Long-term obligations at June 30, 1998, consist of the following:


        Financing obligation                              $7,917,000
        Long-term debt                                       931,000
        Less current maturities                             (270,000)
                                                        -------------
                                                          $8,578,000
                                                        -------------
                                                        -------------

FINANCING OBLIGATION

During 1998, the Company refinanced two of its private school facilities. In addition, the Company purchased a school facility that was simultaneously refinanced. Total proceeds from the refinancings were $7,917,000, representing the appraised real estate value of the facilities. Under the terms of the agreements, title to these properties has been transferred to the lender and the lender has been granted a security interest in certain other assets of the Company. Interest payments on the financings, amounting to approximately $800,000 on an annual basis, are subject to annual increases based upon changes in the Consumer Price Index.

The refinancing obligations are structured as leases, having an initial term of 15 years, with the Company having two 10-year renewal options. The terms of the leases require that the Company prepay, on September 1 of each year, the next 12-months rent and estimated property taxes and insurance premiums into an escrow account, jointly controlled by the Company and the lender. Each month, funds are transferred from the escrow account to pay for rent and property taxes and/or insurance premiums, if applicable. Interest on funds remaining in the escrow account are credited to the Company. The leases require the Company to pay all applicable real estate taxes, utility expenses, and insurance costs. In addition, the leases prohibit the Company from buying back any shares of corporate stock, declaring a dividend to shareholders, or repaying any indebtedness to affiliates of the Company if, as a result of such transaction, certain financial ratios are not met.

LONG-TERM DEBT

Long-term debt consists of installment notes with a bank, payable monthly, with interest rates of prime plus 1.75% to 10.42%. Certain of the Company's accounts receivable and equipment secure these notes, which mature at various times through August 2003. The installment notes contain covenants regarding the maintenance of certain cash and working capital balances and meeting certain net worth, debt, and cash flow ratios. These covenants were met at June 30, 1998.

The aggregate maturities for long-term debt for the five years after June 30, 1998, are $269,800, $308,600, $259,600, $40,400, and $21,400, respectively.

Total interest paid in the years ended June 30, 1998, 1997 and 1996 was $125,000, $17,000 and $249,000,respectively.

NOTE 11 - OPERATING LEASES

In addition to the financing obligations described in Note 10, the Company leases certain school facilities, office space, vehicles, and equipment under various operating lease agreements, the last of which expires in 2013. At June 30, 1998, future minimum lease payments under noncancelable operating leases were as follows:


  Year ending June 30,
  --------------------
        1999                     $    3,998,000
        2000                          3,556,000
        2001                          3,391,000
        2002                          3,018,000
        2003                          2,359,000
        2004 and thereafter          11,589,000
                                 ---------------
                                 $   27,911,000
                                 ---------------
                                 ---------------

Total rent expense for the years ended June 30, 1998, 1997, and 1996 was $2,065,000, $313,000, and $1,436,000, respectively. Rent expense of
$1,201,000 in the year ended June 30, 1996, related to school management contracts and is included in public school management costs in the accompanying consolidated statements of operations.

The facility leases require the Company to pay all applicable real estate taxes, utility expenses, and insurance costs. In addition, certain of the agreements provide for the escalation of future rents based on the Consumer Price Index or other formulas. Renewal of the facility lease agreements is for periods of five to 25 years. For those leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis, resulting in deferred rent of approximately $368,000 at June 30, 1998. This liability will be satisfied through future rental payments.

NOTE 12 - INVESTMENT INCOME (LOSS)

Investment income (loss) for the year ended June 30 consists of the following (see Note 6):


                                                1998            1997             1996
                                             ----------    -------------   ---------------
Interest income                              $ 744,000      $  1,336,000     $ 1,885,000
Gain (loss) on marketable securities, net            -            49,000      (3,410,000)
                                             ----------    -------------   ---------------
                                             $ 744,000      $  1,385,000     $(1,525,000)
                                             ----------    -------------   ---------------
                                             ----------    -------------   ---------------

NOTE 13 - SHAREHOLDERS' EQUITY

STOCK OPTIONS: Under the terms of the Company's 1988 Stock Option Plan, as Amended and Restated, 1,900,000 shares of common stock have been reserved for issuance to directors, officers, employees or other individuals or entities who are not employees but who provide services to the Company, upon the exercise of stock options. The stock options are exercisable over periods of up to ten years from the date of grant and may be issued as incentive or nonqualified stock options.

Under the terms of the Company's 1992 Long-Term Executive Stock Option Plan, 1,100,000 shares of common stock have been reserved for issuance to key employees of the Company, upon the exercise of stock options. The stock options issuable under the 1992 Plan are nonqualified and are exercisable over periods of up to ten years from the date of grant.

At June 30, 1998, options to purchase 778,000 shares of common stock are currently exercisable and 941,000 shares are available for grant under the two option plans. Stock option activity was as follows:


                                     Options                 Option
                                   Outstanding          Price Per Share
                                   -----------          ---------------
Balance at June 30, 1995             1,326,209          $3.38 - $40.50
     Granted                         1,674,388           4.00 -  13.25
     Canceled                       (1,589,624)          4.75 -  40.50
     Exercised                         (43,568)          3.38 -  13.75
                                   ------------         ---------------

Balance at June 30, 1996             1,367,405           3.38 -  13.75
     Granted                           267,200           2.94 -   4.38
     Canceled                         (277,171)          2.94 -  13.75
     Exercised                            (667)                   2.94
                                   ------------         ---------------

Balance at June 30, 1997             1,356,767           2.94 -  11.75
     Granted                           751,982           1.27 -   6.04
     Canceled                         (231,705)          2.94 -  11.75
     Exercised                        (132,654)          2.94 -   5.50
                                   ------------         ---------------

Balance at June 30, 1998             1,744,390          $1.27 - $ 9.00
                                   ------------         ---------------
                                   ------------         ---------------

During the year ended June 30, 1996, the Company canceled 1,192,000 stock options and reissued a like number at the current market price.

In accordance with the terms of the merger agreement between the Company and Sunrise, the Company granted options to purchase 252,982 shares of common stock at exercise prices ranging from $1.27 to $6.04 per share to Sunrise employees and directors as replacement options for previously issued Sunrise options. These grants are included in the 1998 grants above.

In addition to options issued pursuant to the above plans, the Company previously issued nonqualified stock options to key employees at $1.00 per share, exercisable through March 1996. Options to purchase 59,700 shares were exercised during the year ended June 30, 1996.

WARRANTS: In accordance with the terms of the merger agreement between the Company and Sunrise, the Company issued warrants to purchase 300,742 shares of common stock at exercise prices ranging from $3.10 to $5.87 per share as replacement warrants for previously issued Sunrise warrants. All of these warrants, which expire at various times through November 2001, were exercisable at June 30, 1998.

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

As permitted under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), the Company has elected to continue to account for stock option and warrant grants under APB Opinion No. 25, under which no compensation cost has been recognized. Had the Company accounted for its stock option and warrant grants and recorded compensation cost in accordance with SFAS No. 123, the Company's pro forma net earnings (loss) and net earnings (loss) per common share for the year ended June 30 would have been as follows:


                                               1998               1997               1996
                                          ---------------    ---------------    ---------------
Net earnings (loss) - as reported         $   (3,437,000)    $    566,000       $   (9,507,000)
Net loss - pro forma                          (4,267,000)          (6,000)          (9,757,000)

Net earnings (loss) per common share
 - as reported (basic and diluted)        $         (.40)    $        .08       $        (1.27)

Net earnings (loss) per common share
 - pro forma(basic and diluted)           $         (.50)    $          -       $        (1.30)


The fair value of each option and warrant grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                 1998             1997               1996
                              ------------    --------------    ---------------
 Risk free interest rate       5.5% - 6.2%       5.3% - 6.4%        5.6% - 5.9%
 Expected life                3 to 7 years           7 years       3 to 7 years
 Expected volatility                 58.4%             58.5%              58.5%


NOTE 14 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of June 30 are as follows:


                                                        1998                1997
                                                     -----------         -----------
Federal net operating loss benefit, net of amount
    to be credited to equity                         $ 7,240,000          5,621,000
Capital loss carryforward benefit                        701,000            704,000
Accrued expenses                                         411,000            514,000
Other                                                    444,000            (18,000)
                                                     -----------         -----------
                                                       8,796,000          6,803,000
Valuation allowance                                   (8,796,000)        (6,803,000)
                                                     -----------         -----------
Net deferred income taxes                            $         -                  -
                                                     -----------         -----------
                                                     -----------         -----------

At June 30, 1998, the Company had net operating loss carryforwards of $31,758,000 for federal tax purposes expiring from 2004 through 2013 and capital loss carryforwards of $2,063,000, expiring through 2002. The Company has determined that the realization of the loss carryforwards and the other deferred tax assets does not meet the recognition criteria under SFAS No. 109 and, accordingly, a valuation allowance has been established for the tax benefit of these items as of June 30, 1998 and 1997.

As a result of the acquisitions discussed in Note 3, the Company acquired net operating loss carryforwards for federal tax purposes approximating $3,000,000, which are available to offset future taxable income, if any, through 2013. Any tax benefit realized from the use of the acquired operating loss carryforwards will be applied to reduce goodwill.

NOTE 15 - RELATED PARTY TRANSACTIONS

In addition to the related-party transactions described elsewhere, certain shareholders and directors provided legal and accounting services to the Company. Total amounts incurred for these services for the years ended June 30, 1998, 1997, and 1996 were $490,000, $216,000 and $230,000 respectively.

In January 1998, the Company terminated a real estate development agreement with Tesseract Development Company II ("TDC II"), a general partnership in which the chairman and chief executive officer of the Company had a 25% interest, for an aggregate payment of $240,000. This agreement granted TDC II the opportunity to develop the next ten TesseracT schools, with an option to develop the succeeding twenty TesseracT schools.

NOTE 16 - PARTICIPATION IN STUDENT FINANCIAL ASSISTANCE PROGRAMS

The Company's participation in the U.S. Department of Education's Title IV programs, through its wholly-owned subsidiary ABC, is subject to audit by independent auditors annually and to program reviews by the Department of Education and other federal, state, or accrediting agencies. Instances of noncompliance, should they exist and be discovered through the audit process, could result in refunds of financial assistance and imposition of fines and penalties.

The Department of Education has regulations that contain objective measurement criteria to determine the financial capabilities of educational institutions participating in student financial assistance programs. The regulations apply only to those institutions offering post-secondary courses and training. The criteria, which are applied on the subsidiary level, include among other things having cash and receivables from unrelated parties equal to or greater than current liabilities, maintaining a positive tangible net worth, and restrictions on the amount of operating losses incurred within a two-year period.

Due to operating losses incurred by ABC prior to the acquisition by the Company, the financial capability tests have not been met at June 30, 1998. As a result, the Company may be required to post a letter of credit for at least one-half of the Title IV funds received by ABC during 1998, which amounted to $1,300,000.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with executive officers of the Company which would require severance benefits to be paid if employment is terminated for various reasons, including termination following a change of ownership or control of the Company as defined by the agreements. The maximum contingent liability for severance payments that the Company would be required to make under the employment agreements is approximately $482,000 at June 30, 1998.

At June 30, 1998, the Company has construction commitments totaling approximately $7,300,000 remaining on two new private school facilities being constructed in the Phoenix metropolitan area. Upon completion of construction, anticipated to be in September 1998, the Company will finalize the refinancing of these facilities, realizing proceeds of approximately $12,000,000. In addition, the Company anticipates investing in excess of $2,000,000 during 1999 in new furniture and technology for these new schools and for upgrades in technology at existing schools.

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                       Net
                                       G ross                        Earnings
                                       Profit       Net Earnings      (Loss)           Common Stock
                      Revenue          (Loss)          (Loss)        Per Share            Price
                    -------------    -----------    -------------    -----------   ---------------------
                                                                                     High         Low
                    -------------    -----------    -------------    -----------   ---------    --------
1998:
  First              $   777,000     $ (445,000)    $ (1,059,000)    $     (.14)   $   6.25     $  4.13
  Second               1,768,000        231,000         (646,000)          (.08)       5.63        4.31
  Third                6,206,000        231,000       (1,115,000)          (.12)       6.63        4.06
  Fourth               6,543,000       (146,000)        (617,000)          (.06)       6.31        4.81
                    -------------    -----------    -------------    -----------   ---------    --------
                     $15,294,000     $ (129,000)    $ (3,437,000)    $     (.40)   ---------    --------
                    -------------    -----------    -------------    -----------
                    -------------    -----------    -------------    -----------
1997:
  First              $   747,000     $   34,000     $   148,000      $      .02    $   4.00     $  2.44
  Second               1,512,000        489,000         277,000             .04        5.88        3.75
  Third                1,459,000        408,000         117,000             .02        6.75        3.50
  Fourth               1,117,000        151,000          24,000               -        5.50        3.66
                    -------------    -----------    -------------    -----------   ---------    --------
                    $  4,835,000     $1,082,000     $   566,000      $      .08    ---------    --------
                    -------------    -----------    -------------    -----------
                    -------------    -----------    -------------    -----------

During the first, second, and third quarters of 1997, the Company received $625,000, $313,000, and $312,000, respectively, related to the final settlement with its investment management firm (see Note 6). In addition, during the fourth quarters of 1998 and 1997, the Company recorded settlement income of $650,000 related to amounts received from the city of Hartford and the Hartford Board of Education on the final settlement of issues surrounding the Hartford Contract (see Note 5).


                   SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                              THE TESSERACT GROUP,  INC.

    COLUMN A                      COLUMN B               COLUMN C               COLUMN D         COLUMN E
-------------------            --------------            Additions          ---------------  ---------------
                                              ----------------------------
                                 Balance at    Charged to       Charged                         Balance at
                                beginning of   costs and        to other                          end of
   Description                     period       expenses        accounts      Deductions          period
-------------------            -------------- -------------- -------------  ---------------  --------------
YEAR ENDED JUNE 30,1998:
Allowance for uncollectible
 accounts receivable                $ 30,000     $  117,000   $  131,000 (1)   $        -       $  248,000

YEAR ENDED JUNE 30,1997:
Allowance for uncollectible
 accounts receivable                $ 53,000     $   10,000   $        -       $  (33,000)(2)   $   30,000

YEAR ENDED JUNE 30,1996:
Allowance for uncollectible
 accounts receivable                $ 49,000     $    4,000   $        -       $        -       $   53,000

--------------------

(1) The addition is the result of the allowance for uncollectible accounts receivable existing at the date of acquisition of Sunrise and ABC.

(2) The reduction in the allowance for uncollectible accounts receivable was made to bring the allowance in line with the anticipated uncollectible accounts receivable at June 30, 1997.