Form 10-Q
period 1998-09-30
TESSERACT GROUP INC
filed 1998-11-16
CIK 873601

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q


                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998.

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________.


                        Commission File Number 1-11111


                         THE TESSERACT GROUP, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


              Minnesota                              41-1581297
 ---------------------------------       ------------------------------------
   (State or other jurisdiction          (I.R.S. Employer Identification No.)
 of incorporation or organization)

       3800 West 80th Street
             Suite 1400
       Minneapolis, Minnesota                           55431
----------------------------------------          ------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes _X_   No ___

As of November 10, 1998, there were issued and outstanding 9,579,106 shares of Common Stock, $.01 par value.

                           THE TESSERACT GROUP, INC.
                   INDEX TO QUARTERLY REPORT ON FORM 10-Q
                              SEPTEMBER 30, 1998

                                                                  Page
                                                                 Number
                                                                 ------

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed consolidated balance sheets as of
   September 30, 1998 and June 30, 1998                             3

Condensed consolidated statements of operations for
   the three months ended September 30, 1998 and 1997               4

Condensed consolidated statements of cash flows for
   the three months ended September 30, 1998 and 1997               5

Notes to condensed consolidated financial statements                6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    7



PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            8

Signatures                                                          9

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            THE TESSERACT GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                September 30,   June 30,
(DOLLARS IN THOUSANDS)                              1998          1998
                                                -------------   --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $  4,940     $  5,543
  Settlement receivable                                  -          650
  Accounts receivable, net                           2,224        2,370
  Other current assets                               2,690        1,927
                                                  --------     --------
      Total current assets                           9,854       10,490

INTANGIBLE ASSETS, NET                              17,539       18,984
PROPERTY AND EQUIPMENT, NET                         26,254       19,479
OTHER ASSETS                                           356          310
                                                  --------     --------
                                                  $ 54,003     $ 49,263
                                                  --------     --------
                                                  --------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit                                  $      -     $    470
  Accounts payable                                   1,109          984
  Other current liabilities                          8,580        5,767
                                                  --------     --------
      Total current liabilities                      9,689        7,221

LONG-TERM OBLIGATIONS                               13,763        8,578
OTHER                                                  714          715
                                                  --------     --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; no shares issued and
    outstanding                                          -            -
  Common stock, $.01 par value, 25,000,000
    shares authorized; issued and outstanding
    9,579,106 shares at September 30, 1998
    and 9,570,803 at June 30, 1998                      96           96
  Additional paid-in capital                        57,702       57,673
  Accumulated deficit                              (27,961)     (25,020)
                                                  --------     --------
      Total shareholders' equity                    29,837       32,749
                                                  --------     --------
                                                  $ 54,003     $ 49,263
                                                  --------     --------
                                                  --------     --------

See notes to condensed consolidated financial statements.

                           THE TESSERACT GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           Three months ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      September 30,
                                                         -----------------------
                                                             1998         1997
                                                         ------------  ---------
REVENUE                                                      $ 6,955     $   777

OPERATING EXPENSES                                             8,588       1,222
                                                             -------     -------
SCHOOL OPERATING LOSS                                         (1,633)       (445)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                  1,106         944
                                                             -------     -------

OPERATING LOSS                                                (2,739)     (1,389)
                                                             -------     -------
OTHER INCOME (EXPENSE)
  Investment Income                                               56         330
  Interest expense                                              (258)          -
                                                             -------     -------
                                                                (202)        330
                                                             -------     -------

LOSS BEFORE INCOME TAX EXPENSE                                (2,941)     (1,059)
INCOME TAX EXPENSE                                                 -           -
                                                             -------     -------

NET LOSS                                                     $(2,941)    $(1,059)
                                                             -------     -------
                                                             -------     -------

NET LOSS PER COMMON SHARE                                    $  (.31)    $  (.14)
                                                             -------     -------
                                                             -------     -------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED)                                          9,577       7,490
                                                             -------     -------
                                                             -------     -------

See notes to condensed consolidated financial statements.

                            THE TESSERACT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                           Three months ended
(IN THOUSANDS)                                                September 30,
                                                         -----------------------
                                                             1998         1997
                                                         ------------  ---------
OPERATING ACTIVITIES
Net loss                                                   $(2,941)    $ (1,059)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                              602           81
    Changes in operating assets and liabilities              2,761        1,995
                                                           -------     --------
      Net cash provided by operating activities                422        1,017
                                                           -------     --------
INVESTING ACTIVITIES
Additions to property and equipment                         (6,896)      (2,987)
Cash of Preschool Services, Inc.                             1,137           -
                                                           -------     --------
      Net cash used in investing activities                 (5,759)      (2,987)
                                                           -------     --------
FINANCING ACTIVITIES
Proceeds from exercise of stock options                         30           19
Proceeds from financing transactions                         5,247            -
Repayment of long-term debt                                   (543)           -
                                                           -------     --------
      Net cash provided by financing activities              4,734           19
                                                           -------     --------

DECREASE IN CASH AND CASH EQUIVALENTS                         (603)      (1,951)
Cash and cash equivalents at beginning of period             5,543       23,246
                                                           -------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 4,940      $21,295
                                                           -------     --------
                                                           -------     --------

See notes to condensed consolidated financial statements.

                           THE TESSERACT GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

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

3. PRESCHOOL SERVICES, INC.

   The Company adopted the general guidelines of Emerging Issues Task Force 97-2 effective July 1, 1998 and accordingly has consolidated Preschool Services, Inc. ("PSI"), a Hawaii non-profit corporation in which the Company has a controlling interest. Prior to the Company's December 1997 acquisition of Sunrise Educational Services, Inc. ("Sunrise"), Sunrise had transferred a portion of its operations to PSI. Sunrise provides PSI with management, administration, and educational programs for PSI's child care centers and charter schools and leases substantially all of the equipment and other property necessary for the operation of the related educational facility to PSI under an Administrative Services Agreement, License and Equipment Lease (the "PSI Agreement"). The PSI Agreement stipulates that Sunrise is to receive a fee for providing the services described above.
   The results of operations of PSI for the period from the acquisition of Sunrise (December 18, 1997) through June 30, 1998, were not material to the consolidated financial statements of the Company for the year ended June 30, 1998.

   Prior to its acquisition by the Company, Sunrise had written off amounts due from PSI due to the historical and anticipated inability of PSI to generate sufficient cash flow to make the lease and other payments due to Sunrise. As of June 30, 1998, the cumulative amount written off by Sunrise related to the PSI Agreement approximated $1,800,000. During the three months ended September 30, 1998, PSI generated sufficient cash flow to reimburse Sunrise approximately $1,035,000 of the amount previously written off. This reimbursement has been recorded as a reduction of previously recorded goodwill associated with the Sunrise acquisition.

4. LONG TERM OBLIGATIONS

   During the three months ended September 30, 1998, the Company completed the refinancing of an owned private school facility. Total proceeds from the refinancing were $5,200,000, representing the facility cost. Interest payments on the financing, amounting to approximately $550,000 on an annual basis, are subject to annual increases based upon changes in the Consumer Price Index. The financing obligations are structured as leases, having an initial term of 15 years, with the Company having two 10-year renewal options. The terms of the lease require that the Company prepay, on September 1 of each year, the next 12 months rent and estimated property taxes and insurance premiums into an account jointly controlled by the Company and the lender.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the three months ended September 30, 1998, was $6,955,000 compared to $777,000 for the same period in the prior year. Operating expenses for the current year three month period totaled $8,588,000, compared to $1,222,000 for the prior year. The increase in both revenue and operating expenses is due to the acquisition of Sunrise Educational Services, Inc. ("Sunrise") in December 1997 and Academy of Business, Inc. ("ABC") in January 1998. In addition, the Company began operations at four new TesseracT schools in September 1998. The first quarter represents a disproportionately small part of full year revenues and operating margins because of the September school start date for the Company's private and charter schools. In addition, preschool enrollment tends to be lower in the summer months.

Selling, general, and administrative expenses were $1,106,000 for the three months ended September 30, 1998, compared to $944,000 for the same period in the prior year. The increase reflects added personnel, travel and other costs associated with the integration of Sunrise and ABC.

The Company recorded interest expense of $258,000 in the three months ended September 30, 1998, primarily resulting from the three school financing transactions completed by the Company in the fourth quarter of fiscal 1998. In addition, the Company finalized the refinancing of a fourth private school facility during the current quarter. Investment income totaled $56,000 in the three months ended September 30, 1998, compared to $330,000 for the same period of the prior year. The reduction is due to lower investment levels in the current year three month period.

The Company reported a net loss of $2,941,000 or $.31 per share in the three months ended September 30, 1998, compared to a net loss of $1,059,000 or $.14 per share in the same period of the prior year. The increase in the current period net loss is due to higher operating and integration expenses associated with the Sunrise and ABC acquisitions, as well as full periods of expenses related to the new schools opened in the quarter.


CAPITAL RESOURCES AND LIQUIDITY

During the three months ended September 30, 1998, net cash provided by operating activities totaled $422,000, primarily due to changes in operating assets and liabilities, offset by the net loss incurred during the three month period.

Additions to property and equipment during the first quarter of fiscal 1999 totaled $6,896,000, primarily related to facility construction costs at two new private school facilities in the Phoenix metropolitan area. The refinancing of one of these schools was finalized during the current period, generating proceeds of approximately $5,200,000. The refinancing of the other school is anticipated to occur in the second quarter, resulting in additional proceeds to the Company of approximately $6,500,000.

Management currently believes that the cash on hand, cash from the proceeds from financing transaction anticipated to be finalized in the second quarter of fiscal 1999 and cash projected to be generated from operations will be adequate to ensure uninterrupted performance of its operating obligations as currently structured and anticipated. If the Company does not achieve its projected operating results and/or is unable to secure adequate equipment financing, management believes that it has options available to obtain necessary capital, including the issuance of subordinated debt or private placement equity financing. There can be no assurance, however, that these sources would be available to the Company on acceptable terms.

YEAR 2000 ISSUE

Based on internal analysis, the Company does not believe that the Year 2000 issue will materially affect its information technology systems. The Company is in the process of integrating its current multiple financial systems into a consolidated system that will be Year 2000 compliant. The Company anticipates incurring costs approximating $200,000 over the next twelve months to replace its current financial systems and replace or upgrade related hardware.

The Company does not believe that the Year 2000 compliance of its suppliers or customers will affect the Company's operations. The products purchased from the Company's suppliers are available from numerous sources and are not fundamental to the Company's operations as a service provider. In addition, the Company's customers consist primarily of individuals who make tuition payments to the Company on behalf of themselves or their children in exchange for educational services. The ability of those customers to make tuition payments is not expected to be affected by the Year 2000 issue.

                          PART II.  OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS:

    27 Financial Data Schedule (EDGAR version only).

    (b)    REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE TESSERACT GROUP, INC.



Date:   November 12, 1998               By  /s/ John T. Golle
                                            -----------------------------
                                            John T. Golle
                                            Chairman and Chief
                                            Executive Officer


Date:   November 12, 1998               By  /s/ Tony L. Verbeten
                                            -----------------------------
                                            Tony L. Verbeten
                                            Chief Financial Officer