Form 10-Q
period 1998-12-31
TESSERACT GROUP INC
filed 1999-02-12
CIK 873601

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1998.

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ____________ to ____________.


                         Commission File Number 1-11111


                            THE TESSERACT GROUP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


          MINNESOTA                                    41-1581297
          ---------                                    ----------
  State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

          3800 West 80th Street
               Suite 1400
          MINNEAPOLIS, MINNESOTA                        55431
         -----------------------                        -----
(Address of principal executive offices)             (Zip Code)

                                 (612) 837-8700
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 5, 1999, there were issued and outstanding 9,579,306 shares of Common Stock, $.01 par value.

                            THE TESSERACT GROUP, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                DECEMBER 31, 1998


                                                                            PAGE
                                                                          NUMBER
                                                                         -------

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed consolidated balance sheets as of
      December 31, 1998 and June 30, 1998                                      3

Condensed consolidated statements of operations for
      the three months ended December 31, 1998 and 1997                        4

Condensed consolidated statements of operations for
      the six months ended December 31, 1998 and 1997                          5

Condensed consolidated statements of cash flows for
      the six months ended December 31, 1998 and 1997                          6

Notes to condensed consolidated financial statements                           7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            8



PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  10


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      10


Signatures                                                                    11

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            THE TESSERACT GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        December 31,     June 30,
(DOLLARS IN THOUSANDS)                                     1998            1998
                                                        ------------   -------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $  4,821    $  5,543
  Settlement receivable                                       --           650
  Accounts receivable, net                                   3,065       2,370
  Other current assets                                       2,627       1,927
                                                          --------    --------
      Total current assets                                  10,513      10,490

INTANGIBLE ASSETS, NET                                      16,735      18,984
PROPERTY AND EQUIPMENT, NET                                 30,959      19,479
OTHER ASSETS                                                   915         310
                                                          --------    --------
                                                          $ 59,122    $ 49,263
                                                          --------    --------
                                                          --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit                                          $   --      $    470
  Accounts payable                                           1,218         984
  Other current liabilities                                  8,573       5,767
                                                          --------    --------
      Total current liabilities                              9,791       7,221

LONG-TERM OBLIGATIONS                                       20,261       8,578
OTHER
                                                               720         715
                                                          --------    --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; no shares issued and
    outstanding                                               --           --

  Common stock, $.01 par value, 25,000,000
    shares authorized; issued and outstanding 9,579,306
    shares at December 31, 1998 and 9,570,803 at
    June 30, 1998                                               96          96
  Additional paid-in capital                                57,702      57,673
  Accumulated deficit                                      (29,448)    (25,020)
                                                          --------    --------
      Total shareholders' equity                            28,350      32,749
                                                          --------    --------
                                                          $ 59,122    $ 49,263
                                                          --------    --------
                                                          --------    --------


See notes to condensed consolidated financial statements.

                            THE TESSERACT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three months ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    December 31,
                                                  ------------------------------------
                                                       1998              1997
                                                 --------------     -------------

REVENUE                                              $ 9,818            $ 1,768

OPERATING EXPENSES                                     9,772              1,537
                                                     -------            -------
SCHOOL OPERATING PROFIT                                   46                231

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES          1,155               1,130
                                                     -------             -------

OPERATING LOSS                                        (1,109)               (899)
                                                      -------            -------

OTHER INCOME (EXPENSE)
  Investment income                                       82                 253

  Interest expense                                      (460)                 --
                                                     -------             -------
                                                        (378)                253
                                                     -------             -------

LOSS BEFORE INCOME TAX EXPENSE                        (1,487)               (646)

INCOME TAX EXPENSE                                        --                  --
                                                     -------             -------

NET LOSS                                             $(1,487)           $  (646)
                                                     -------             -------
                                                     -------             -------
NET LOSS PER COMMON SHARE                             $ (.16)          $  (.08)
                                                     -------             -------
                                                     -------             -------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED)                                  9,579               7,791
                                                     -------             -------
                                                     -------             -------







See notes to condensed consolidated financial statements.

                            THE TESSERACT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Six months ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        December 31,
                                                   ------------------------------------
                                                        1998                1997
                                                   --------------      -------------

REVENUE                                             $ 16,773            $  2,545

OPERATING EXPENSES                                    18,360               2,759
                                                    --------            --------

SCHOOL OPERATING LOSS                                 (1,587)               (214)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES          2,261               2,074
                                                    --------            --------
OPERATING LOSS                                        (3,848)             (2,288)
                                                    --------            --------

OTHER INCOME (EXPENSE)
  Investment income                                      138                 583

  Interest expense                                      (718)                 --
                                                    --------            --------
                                                        (580)                583
                                                    --------            --------

LOSS BEFORE INCOME TAX EXPENSE                        (4,428)            (1,705)

INCOME TAX EXPENSE                                        --                  --
                                                    --------            --------
                                                    --------            --------

NET LOSS                                            $ (4,428)           $ (1,705)
                                                    --------            --------
                                                    --------            --------

NET LOSS PER COMMON SHARE                             $ (.46)           $   (.22)
                                                    --------            --------
                                                    --------            --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED)                                  9,578               7,642
                                                    --------            --------
                                                    --------            --------












See notes to condensed consolidated financial statements.

                            THE TESSERACT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               Six months ended
(IN THOUSANDS)                                                   December 31,
                                                    ---------------------------------------
                                                         1998                    1997
                                                    ---------------          --------------
OPERATING ACTIVITIES
Net loss                                                $ (4,428)        $ (1,705)
Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation and amortization                          1,271              189
    Provision for doubtful accounts                           42             --
    Changes in operating assets and liabilities            1,572            1,284
                                                        --------         --------
      Net cash used in operating activities                 (232)          (1,543)
                                                        --------         --------

INVESTING ACTIVITIES
Additions to property and equipment                      (12,040)          (4,168)
Purchase of Sunrise Educational Services, Inc.,
    net of cash acquired                                    --               (667)
Cash of Preschool Services, Inc.                           1,137             --
                                                        --------         --------
      Net cash used in investing activities              (10,903)          (4,835)
                                                        --------         --------

FINANCING ACTIVITIES
Proceeds from exercise of stock options                       30               23
Proceeds from financing transactions                      12,295               --
Repayment of long-term debt                                 (601)              --
                                                        --------         --------
      Net cash provided by financing activities           11,724               23
                                                        --------         --------

DECREASE IN CASH AND CASH EQUIVALENTS                       (722)          (5,044)

Cash and cash equivalents at beginning of period           5,543           23,246
                                                        --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  4,821         $ 18,202
                                                        --------         --------
                                                        --------         --------










See notes to condensed consolidated financial statements.

                            THE TESSERACT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

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

3.   PRESCHOOL SERVICES, INC.

     The Company adopted the general guidelines of Emerging Issues Task Force 97-2 effective July 1, 1998, and accordingly has consolidated Preschool Services, Inc. ("PSI"), a Hawaii non-profit corporation, in which the Company has a controlling interest. Prior to the Company's December 1997 acquisition of Sunrise Educational Services, Inc. ("Sunrise"), Sunrise had transferred a portion of its operations to PSI. Sunrise provides PSI with management, administration, and educational programs for PSI's child care centers and charter schools and leases substantially all of the equipment and other property necessary for the operation of the related educational facility to PSI under an Administrative Services Agreement, License and Equipment Lease (the "PSI Agreement"). The PSI Agreement stipulates that Sunrise is to receive a fee for providing the services described above. The results of operations of PSI for the period from the acquisition of Sunrise (December 18, 1997) through June 30, 1998, were not material to the consolidated financial statements of the Company for the year ended June 30, 1998.

     Prior to its acquisition by the Company, Sunrise had written off amounts due from PSI due to the historical and anticipated inability of PSI to generate sufficient cash flow to make the lease and other payments due to Sunrise. As of June 30, 1998, the cumulative amount written off by Sunrise related to the PSI Agreement approximated $1,800,000. During the six months ended December 31, 1998, PSI generated sufficient cash flow to reimburse Sunrise the entire amount previously written off. This reimbursement has been recorded as a reduction of previously recorded goodwill associated with the Sunrise acquisition.

4.   LONG TERM OBLIGATIONS

     During the six months ended December 31, 1998, the Company completed the refinancing of two school facilities. Total proceeds from the refinancings were $5,800,000, representing the facilities cost. Interest payments on the financing, amounting to approximately $630,000 on an annual basis, are subject to annual increases based upon changes in the Consumer Price Index. The financing obligations are structured as leases, having an initial term of 15 years, with the Company having two 10-year renewal options. The terms of the lease require that the Company prepay, on September 1 of each year, the next 12 months rent, estimated property taxes, and insurance premiums into an account jointly controlled by the Company and the lesser.

     During the six months ended December 31, 1998, the Company also financed a newly constructed private school facility with a $6,500,000, 11% mortgage. The terms of the mortgage require that the Company prepay, on September 1 of each year, the next 12 months principal and interest payments, estimated property taxes, and insurance premiums into an account jointly controlled by the Company and the lender. Upon meeting certain financial criteria at the school, the Company can require the lender to refinance the facility with sale/leaseback financing. In addition, the lender has the option to refinance the facility with sale/leaseback financing at any time.

     In addition to the above referenced facility financing obligations, the Company has outstanding approximately $900,000 of installment notes with a bank at December 31, 1998. The installment notes contain covenants regarding the maintenance of certain cash and working capital balances and meeting certain net worth, debt, and cash flow ratios. At December 31, 1998, these covenants were not met. The Company is currently negotiating with the bank on a waiver or amendment to these covenants. There can be no assurance that a waiver or amendment will be obtained, at which time the installment notes could become payable in full on demand. At December 31, 1998, the entire amount of the installment notes has been recorded as a current liability in the accompanying condensed consolidated balance sheets.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the three and six months ended December 31, 1998, was $9,818,000 and $16,773,000, respectively, compared to $1,768,000 and $2,545,000 for the same periods of the prior year. Operating expenses for the three and six months ended December 31, 1998, were $9,772,000 and $18,360,000, respectively, compared to $1,537,000 and $2,759,000 for the same periods of the prior year. The increase in both revenue and operating expenses in the three and six month periods is due to the acquisitions of Sunrise Educational Services, Inc. ("Sunrise") in December 1997 and Academy of Business, Inc. ("ABC") in January 1998. In addition, increases in revenue and operating expenses result from the four new TesseracT private and charter schools opened by the Company in September 1998. The decline in operating results for the three and six month periods is primarily the result of costs incurred in the integration of the Sunrise and ABC acquisitions as well as operating results associated with the new schools opened in September 1998.

Selling, general, and administrative expenses totaled $1,155,000 and $2,261,000 for the three and six months ended December 31, 1998, respectively, compared to $1,130,000 and $2,074,000, for the same periods of the prior year. The increase reflects added personnel, travel, and other costs associated with the integration of Sunrise and ABC, along with costs incurred in the pursuit of additional private and charter school business.

The Company recorded interest expense of $460,000 and $718,000 in the three and six months periods ended December 31, 1998, primarily resulting from the recent school financings completed by the Company. Investment income totaled $82,000 and $138,000, respectively, in the three and six months ended December 31, 1998, compared to $253,000 and $583,000 in the same periods of the prior year. The current year decrease is due to lower cash investment levels.

The Company reported a net loss of $1,487,000 or $.16 per share in the three months ended December 31, 1998, compared to a net loss of $646,000 or $.08 per share in the same period of the prior year. For the six months ended December 31, 1998, the Company reported a net loss of $4,428,000 or $.46 per share, compared to a net loss of $1,705,000 or $.22 per share for the same period of the prior year. The increase in the current year net loss is due to the net losses incurred at Sunrise and ABC, increased costs associated with the facility financings completed by the Company, as well as full periods of operating costs related to the new schools opened in September 1998.

CAPITAL RESOURCES AND LIQUIDITY

During the six months ended December 31, 1998, net cash used in operating activities totaled $1,543,000, primarily due to the net loss incurred during the six months, offset by changes in operating assets and liabilities and non-cash charges.

Additions to property and equipment during the first six months of the year totaled $12,040,000, primarily related to costs at two new private schools constructed in the Phoenix metropolitan area. The refinancing of these two schools were completed during the first half of fiscal 1999, generating proceeds of approximately $11,750,000.

At December 31, 1998, the Company has outstanding approximately $900,000 of installment notes with a bank. The installment notes contain covenants regarding the maintenance of certain cash and working capital balances and meeting certain net worth, debt, and cash flow ratios. These covenants were not met at December 31, 1998. The Company is currently negotiating with the bank on a waiver or amendment to the covenants. There can be no assurance that a waiver or amendment will be obtained, at which time the installment notes could become payable in full on demand.

Management currently believes that cash on hand and cash projected to be generated from operations will be adequate to ensure uninterrupted performance of its operating obligations as currently structured and anticipated. If the Company does not achieve its projected operating results , is unable to secure adequate equipment financing, and/or is unable to obtain debt waivers, management believes that it has options available to obtain necessary capital, including issuance of subordinated debt or private placement equity financing. There can be no assurance, however, that these sources would be available to the Company on acceptable terms, or at all.

YEAR 2000 ISSUE

Based on an internal analysis, the Company does not believe that the Year 2000 issue will materially affect its information technology, which consists of the Company's financial and accounting systems. The Company is in the process of integrating its current multiple financial and accounting systems into a consolidated system that will be Year 2000 compliant. This integration is scheduled to be completed in 1999. Failure to meet such schedule may have a material adverse effect on the Company's operations. The Company anticipates incurring costs of approximately $200,000 over the next six to nine months to replace its current financial systems and replace or upgrade related hardware.

The Company does not believe that the Year 2000 compliance of its suppliers or customers will materially effect the Company's operations. The Company does not intend to solicit assurances of Year 2000 compliance from its suppliers because the products purchased from such suppliers are available from numerous substitute sources and are not fundamental to the Company's operations as a service provider. The Company's customers consist primarily of individuals who make tuition payments to the Company on behalf of themselves or their children in exchange for educational services. The Company does not believe soliciting assurances of Year 2000 compliance from its customers is practical or necessary as the ability of these customers to make tuition payments is not expected to be materially affected by the Year 2000 issue.



                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1998 Annual Meeting of Shareholders held on November 12, 1998, the shareholders approved the following:

1. Election of directors to serve until his successor is duly elected. The directors were elected as follows:

       DIRECTORS NOMINEE       VOTES FOR      VOTES FOR WHICH AUTHORITY WITHHELD

       Robert I. Karon         9,008,855              51,415

       Gale R. Mellum          9,006,535              53,765

2. Proposed to ratify the appointment of Arthur Andersen LLP as independent public accountants for the 1999 fiscal year. The proposal received 9,031,116 votes for and 15,923 votes against. There were 13,261 abstentions and no broker non-votes.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)     EXHIBITS:

          27      Financial Data Schedule (EDGAR version only).

          (B)     REPORTS ON FORM 8-K:

          No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                      -10

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                THE TESSERACT GROUP, INC.



Date:  February 9, 1999                         By     /s/ John T. Golle
                                                       -----------------
                                                       John T. Golle
                                                       Chairman and Chief
                                                       Executive Officer


Date:  February 9, 1999                         By     /s/ Tony L. Verbeten
                                                       --------------------
                                                       Tony L. Verbeten
                                                       Chief Financial Officer