Form 10-Q
period 1999-03-31
TESSERACT GROUP INC
filed 1999-05-17
CIK 873601

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                                 (Mark One)

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       for the quarterly period ended March 31, 1999

                                     or

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       for the transition period from ____________ to ____________.

                       Commission File Number 1-11111

                          THE TESSERACT GROUP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Minnesota                                      41-1581297
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

        3800 West 80th Street
             Suite 1400
        Minneapolis, Minnesota                              55431
---------------------------------------     ------------------------------------
(Address of principal executive offices)                 (Zip Code)

                               (612) 837-8700
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not applicable
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

As of May 12, 1999, there were issued and outstanding 9,580,331 shares of Common Stock, $.01 par value.

                            THE TESSERACT GROUP, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 1999

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed consolidated balance sheets as of
      March 31, 1999 and June 30, 1998                                       3

Condensed consolidated statements of operations for
      the three months ended March 31, 1999 and 1998                         4

Condensed consolidated statements of operations for
      the nine months ended March 31, 1999 and 1998                          5

Condensed consolidated statements of cash flows for
      the nine months ended March 31, 1999 and 1998                          6

Notes to condensed consolidated financial statements                         7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        9


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    12

Signatures                                                                  13

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                           THE TESSERACT GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                  March 31,      June 30,
(DOLLARS IN THOUSANDS)                                              1999           1998
                                                                ------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                     $      1,812   $      5,543
  Settlement receivable                                                   --            650
  Accounts receivable, net                                             3,084          2,370
  Other current assets                                                 2,172          1,927
                                                                ------------   ------------
      Total current assets                                             7,068         10,490

PROPERTY AND EQUIPMENT, NET                                           20,268         19,479
INTANGIBLE ASSETS, NET                                                16,751         18,984
OTHER ASSETS                                                           1,624            310
                                                                ------------   ------------
                                                                $     45,711   $     49,263
                                                                ------------   ------------
                                                                ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit and other bank borrowings                      $      1,633   $        470
  Accounts payable                                                       821            984
  Other current liabilities                                            6,193          5,767
                                                                ------------   ------------
      Total current liabilities                                        8,647          7,221

LONG-TERM OBLIGATIONS                                                  7,614          8,578
OTHER                                                                  1,000            715
                                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; no shares issued and outstanding                   --             --
  Common stock, $.01 par value, 25,000,000 shares authorized;
    issued and outstanding
    9,580,331 shares at March 31, 1999 and
    9,570,803 shares at June 30, 1998                                     96             96
  Additional paid-in capital                                          57,704         57,673
  Accumulated deficit                                                (29,350)       (25,020)
                                                                ------------   ------------
      Total shareholders' equity                                      28,450         32,749
                                                                ------------   ------------
                                                                $     45,711   $     49,263
                                                                ------------   ------------
                                                                ------------   ------------


See notes to condensed consolidated financial statements.

                           THE TESSERACT GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                 Three months ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             March 31,
                                                --------------------
                                                  1999        1998
                                                --------    --------
REVENUE                                         $ 11,184    $  6,206

OPERATING EXPENSES                                 9,800       5,975
                                                --------    --------

SCHOOL OPERATING PROFIT                            1,384         231

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES      1,125       1,430
                                                --------    --------

OPERATING INCOME (LOSS)                              259      (1,199)
                                                --------    --------

OTHER INCOME (EXPENSE)
  Investment income                                   44         119
  Interest expense                                  (205)        (35)
                                                --------    --------
                                                    (161)         84
                                                --------    --------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE               98      (1,115)

INCOME TAX EXPENSE                                    --          --
                                                --------    --------

NET INCOME (LOSS)                               $     98    $ (1,115)
                                                --------    --------
                                                --------    --------

NET  INCOME (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED                             $    .01    $   (.12)
                                                --------    --------
                                                --------    --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
    BASIC                                          9,580       9,465
    DILUTED                                        9,598       9,465


See notes to condensed consolidated financial statements.

                           THE TESSERACT GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                 Nine months ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              March 31,
                                                --------------------
                                                  1999        1998
                                                --------    --------
REVENUE                                         $ 27,957    $  8,751

OPERATING EXPENSES                                28,737       8,734
                                                --------    --------

SCHOOL OPERATING PROFIT (LOSS)                      (780)         17

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES      3,386       3,503
                                                --------    --------

OPERATING LOSS                                    (4,166)     (3,486)
                                                --------    --------

OTHER INCOME (EXPENSE)
  Investment income                                  182         703
  Interest expense                                  (346)        (37)
                                                --------    --------
                                                    (164)        666
                                                --------    --------

LOSS BEFORE INCOME TAX EXPENSE                    (4,330)     (2,820)
INCOME TAX EXPENSE                                    --          --
                                                --------    --------

NET LOSS                                        $ (4,330)   $ (2,820)
                                                --------    --------
                                                --------    --------

NET LOSS PER COMMON SHARE -
    BASIC AND DILUTED                           $   (.45)   $   (.34)
                                                --------    --------
                                                --------    --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
    BASIC AND DILUTED                              9,579       8,249


See notes to condensed consolidated financial statements.

                           THE TESSERACT GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Nine months ended
(IN THOUSANDS)                                               March 31,
                                                       --------------------
                                                         1999        1998
                                                       --------    --------
OPERATING ACTIVITIES
Net loss                                               $ (4,330)   $ (2,820)
Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                         2,082         477
    Changes in operating assets and liabilities             353          84
                                                       --------    --------
      Net cash used in operating activities              (1,895)     (2,259)
                                                       --------    --------

INVESTING ACTIVITIES
Purchase of Sunrise Educational Services, Inc.,
    net of cash acquired                                     --      (6,465)
Purchase of Academy of Business, Inc.,
    net of cash acquired                                   (106)     (1,526)
Cash of Preschool Services, Inc.                          1,137          --
Additions to property and equipment                     (14,689)     (6,341)
                                                       --------    --------
      Net cash used in investing activities             (13,658)    (14,332)
                                                       --------    --------

FINANCING ACTIVITIES
Proceeds from exercise of stock options                      31         417
Proceeds from financing transactions                     12,295          --
Prepayment of facility financing costs                     (581)         --
Advances on line of credit                                  799          --
Repayment of long-term debt and short term borrowings      (722)       (123)
                                                       --------    --------
      Net cash provided by financing activities          11,822         294
                                                       --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                    (3,731)    (16,297)

Cash and cash equivalents at beginning of period          5,543      23,246
                                                       --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  1,812    $  6,949
                                                       --------    --------
                                                       --------    --------


See notes to condensed consolidated financial statements.

                           THE TESSERACT GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

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

3.   PRESCHOOL SERVICES, INC.

     The Company adopted the general guidelines of Emerging Issues Task Force 97-2 effective July 1, 1998, and accordingly has consolidated Preschool Services, Inc. ("PSI"), a Hawaii non-profit corporation, in which the Company has a controlling interest. Prior to the Company's December 1997 acquisition of Sunrise Educational Services, Inc. ("Sunrise"), Sunrise had transferred a portion of its operations to PSI. Sunrise provides PSI with management, administration, and an educational program for PSI's child care centers and charter schools and leases substantially all of the equipment and other property necessary for the operation of the related educational facility to PSI under an Administrative Services Agreement, License and Equipment Lease (the "PSI Agreement"). The PSI Agreement stipulates that Sunrise is to receive a fee for providing the services described above. The results of operations of PSI for the period from the acquisition of Sunrise (December 18, 1997) through June 30, 1998, were not material to the consolidated financial statements of the Company for the year ended June 30, 1998.

     Prior to its acquisition by the Company, Sunrise had written off amounts due from PSI due to the historical and anticipated inability of PSI to generate sufficient cash flow to make the lease and other payments due to Sunrise. As of June 30, 1998, the cumulative amount written off by Sunrise related to the PSI Agreement approximated $1,800,000. During the nine months ended March 31, 1999, PSI generated sufficient cash flow to reimburse Sunrise the entire amount previously written off. This reimbursement has been recorded as a reduction of previously recorded goodwill associated with the Sunrise acquisition.

4.   FINANCING OBLIGATIONS

     LINE OF CREDIT

     On March 31, 1999, the Company entered into an agreement with Pioneer Venture Fund LLC ("Pioneer") in which Pioneer agreed to provide the Company a $5,000,000 working capital line of credit. Pioneer is a private investment group in which one of the Company's board members is a Managing Member.

     In consideration for providing this line of credit, the Company issued to Pioneer a warrant to purchase 150,000 shares of the Company's common stock at $3.00 per share. The fair value of these warrants, as calculated by the Black-Scholes option-pricing model, is $180,000 and will be amortized over the term of the line of credit. Interest on the outstanding principal balance on the line is payable at 12%.

     If the outstanding principal and interest is not paid in full by September 30, 1999, the line of credit is automatically extended to March 31, 2000. Upon such extension, the Company is obligated to issue a warrant to Pioneer to purchase an additional 250,000 shares of the Company's common stock at $3.00 per share. If the outstanding principal and interest is not paid in full by March 31, 2000, or if the Company defaults (as defined in the agreement) at any time during the term of the agreement, Pioneer will have the ability to convert the then outstanding principal and interest balance into common shares of the Company at the lesser of $1.00 per share or the lowest closing price during the 30 days prior to the conversion of the shares.

     At March 31, 1999, the outstanding principal balance on the line of credit was $799,000.

     INSTALLMENT NOTES

     On March 31, 1999, the Company amended its Credit and Security Agreement with a bank related to approximately $834,000 of installment notes, originally due at various times through August 2003. The amendment waived all past financial covenant violations and eliminated all financial covenants going forward. In consideration for the covenant revisions, the Company agreed to accelerate the repayment of the notes to January 2000.

     LONG-TERM OBLIGATIONS

     During the nine months ended March 31, 1999, the Company received proceeds totaling $5,800,000 on the refinancing of two private school facilities, representing the facilities cost. Under the terms of the refinancing agreements, title to these properties has been transferred to the lender and the lender has been granted a security interest in certain assets of the Company. Interest payments on the financing, amounting to approximately $630,000 on an annual basis, are subject to annual increases based upon changes in the Consumer Price Index. The financing obligations are structured as leases, having an initial term of 15 years, with the Company having two 10-year renewal options. The terms of the lease require that the Company prepay, on September 1 of each year, the next 12 months rent and estimated property taxes and property insurance premiums into an account jointly controlled by the Company and the lender.

     During March 1999, the Company amended these two facility leases, as well as two additional private school facility leases entered into by the Company during fiscal 1998. The amendment eliminated the security interest the lender had in certain assets of the Company and changed the structure of the leases to operating leases. As a result, the Company has removed the property and equipment and associated financing debt from its balance sheet at March 31, 1999. The gain on the sale and leaseback of these facilities is being amortized over the remaining term of the lease. Payments under these leases, totaling $355,000 and $932,000 in the three and nine months ended March 31, 1999, respectively, previously incurred as interest expense have been reclassified as operating expenses in the accompanying condensed consolidated statements of operations in order to improve the comparability of the statements of operations between periods.

     During the nine months ended March 31, 1999, the Company also financed a newly constructed private school facility with a $6,500,000 mortgage. The terms of the mortgage require the Company prepay, on September 1 of each year, the next 12 months principal and interest payments, estimated property taxes, and property insurance premiums into an account jointly controlled by the Company and the lender. Upon meeting certain financial criteria at the school, the Company can require the lender to refinance the facility with sale/leaseback financing. In addition, the lender has the option to refinance the facility with sale/leaseback financing at any time.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the three and nine months ended March 31, 1999, was $11,184,000 and $27,957,000, respectively, compared to $6,206,000 and $8,751,000 for the same periods of the prior year. Operating expenses for the three and nine months ended March 31, 1999, were $9,800,000 and $28,737,000, respectively, compared to $5,975,000 and $8,734,000 for the same periods of the prior year. The increase in both revenue and operating expenses in the current year three-month period is a result of the opening of four new TesseracT private and charter schools in September 1998 along with the consolidation of the results of operations of Preschool Services, Inc. ("PSI") in the current year (see Note 3).

The increase in revenue and operating expenses in the current year nine-month period is a result of the new TesseracT private and charter schools and the consolidation of PSI, mentioned above, along with a full nine months of operations from Sunrise Educational Services, Inc. ("Sunrise") and Academy of Business, Inc. ("ABC"). The Company acquired Sunrise in December 1997, while the acquisition of ABC occurred in January 1998.

School operating profit increased from $231,000 for the three months ended March 31, 1998, to $1,384,000 for the three months ended March 31, 1999. This improvement is primarily attributed to strong operating results from the Company's charter school operations in the current year third quarter, offset somewhat by the current year quarter operating results at the Company's ABC business unit. For the nine months ended March 31, 1999, the Company recorded a school operating loss of $780,000, compared to an operating profit of $17,000 in the same period last year. The decline in operating results in the current year nine-month period is primarily attributed to the operating results at ABC. The current year period includes a full nine months of operations at ABC, compared to only the three months subsequent to the acquisition being included in the prior year.

Selling, general, and administrative expenses totaled $1,125,000 and $3,386,000 in the three and nine-month periods ended March 31, 1999, respectively, compared to $1,430,000 and $3,503,000 for the same periods of the prior year. The reduction in the current year three and nine-month periods is primarily due to lower new school development costs incurred in the current year. New school development costs represent costs incurred in one fiscal year for schools that are planned to open in the following year. New school development costs in the current year three and nine month periods totaled $64,000, compared to $284,000 and $325,000 in the prior year three and nine month periods, respectively. Current year new school development costs are associated with the charter schools the Company anticipates opening in the fall of 1999. Prior year costs related to the three TesseracT private schools and one TesseracT charter school that the Company opened in the fall of 1998. New school development costs related to a new private school are typically higher than a charter school due to the greater level of marketing and student recruitment necessary to open a new private school.

At June 30, 1998, other current liabilities included a reserve for contract contingencies related to the Company's past dealings with Baltimore and Hartford totaling approximately $700,000. This reserve had been provided primarily to address any remaining issues related to the Company's public school management contracts in Baltimore and Hartford. Based upon a review by management during the third quarter, it was determined that the potential for any additional issues to arise from Baltimore or Hartford is remote and that the reserve for contract contingencies is no longer necessary. The Company has also announced that by the end of the current fiscal year, it will complete a relocation of its corporate offices from Minneapolis to Phoenix. Related to this move, the Company established a relocation reserve in the third quarter totaling approximately $725,000 for relocation, severance and other costs associated with this move.

Investment income totaled $44,000 and $182,000, respectively, in the three and nine months ended March 31, 1999, compared to $119,000 and $703,000 in the same periods of the prior year. The current year decrease is due to lower cash investment levels.

The Company recorded interest expense of $205,000 and $346,000 in the three and nine month periods ended March 31, 1999, primarily resulting from the mortgage financing on its newly constructed North Scottsdale private school facility. As discussed in Note 4, the Company has reclassified amounts previously reported as interest expense related to the financing of four of its private school facilities to operating expenses.

The Company reported net earnings of $98,000 or $.01 per share in the three months ended March 31, 1999, compared to a net loss of $1,115,000 or $.12 per share in the same period of the prior year. Increases in operating results at the Company's charter schools and lower selling, general, and administrative costs offset by operating results at ABC and an increase in net interest expense in the third quarter, account for the improved results.

For the nine months ended March 31, 1999, the Company reported a net loss of $4,330,000 or $.45 per share, compared to a net loss of $2,820,000 or $.34 per share for the same period of the prior year. Lower operating results at ABC and an increase in net interest expense account for the increase in the net loss in the current year nine-month period.

CAPITAL RESOURCES AND LIQUIDITY

During the nine months ended March 31, 1999, net cash used in operating activities totaled $1,895,000, primarily due to the net loss incurred during the nine months, offset by changes in operating assets and liabilities and non-cash charges.

At March 31, 1999, the Company has a deficit in working capital of $1,579,000. Due to the nature of the Company's business, a significant amount of cash will be received for the operation of its private schools in the first quarter of the fiscal year. The Company intends to utilize cash generated from operations and draws on the working capital line of credit discussed in Note 4 to fund any cash shortfalls through the end of the current fiscal year end.

Additions to property and equipment during the first nine months of the year totaled $14,689,000, primarily related to costs at two new private schools constructed in the Phoenix metropolitan area during the first half of the current fiscal year. These two schools were subsequently refinanced during the second quarter, generating proceeds of approximately $11,750,000. The remaining capital additions relate to computers, furniture and other items at these two schools as well as certain of the Company's other schools.

As noted in Note 4, in March 1999, the Company entered into an agreement for a $5,000,000 working capital line of credit. At March 31, 1999, the Company has outstanding draws on the line totaling $799,000. In addition, in March 1999, the Company restructured the installment notes it has outstanding with a bank. In consideration for the bank waiving past covenant violations and removing financial covenants going forward, the Company agreed to accelerate the repayment of the notes to January 2000.

The Company is currently constructing an addition to its North Scottsdale private school, with construction related costs approximating $2,200,000. Interim and long-term financing has been secured for approximately 85% of the cost of this project. The balance will be funded by the Company. At March 31, 1999, costs totaling approximately $1,200,000 have been incurred on this project. The Company has also entered into commitments to construct two charter schools in the Phoenix metropolitan area, with total costs approximating $11,300,000. The Company is currently pursuing different alternatives regarding the interim construction financing and long-term permanent financing of these two schools. The Company will utilize the line of credit to finance the construction until alternative financing is obtained.

Management currently believes that cash on hand, including the available balance on the line of credit, along with cash projected to be generated from operations will be adequate to ensure uninterrupted performance of its operating obligations as currently structured and anticipated. If the Company does not achieve it's projected operating results or is unable to secure interim and long-term financing on the two charter schools being constructed, management believes it has options available to obtain necessary capital, including issuance of subordinated debt or private placement equity financing. There can be no assurance, however, that these sources would be available to the Company on acceptable terms, or at all.

YEAR 2000 ISSUE

Based on an internal analysis, the Company does not believe that the Year 2000 issue will materially affect its information technology, which consists of the Company's financial and accounting systems. The Company is in the process of integrating its current multiple financial and accounting systems into a consolidated system that will be Year 2000 compliant. This integration is scheduled to be completed in 1999. Failure to meet such schedule may have a material adverse effect on the Company's operations. The Company anticipates incurring costs of approximately $200,000 over the next six months to replace its current financial systems and replace or upgrade related hardware.

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



                         PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS:

        27   Financial Data Schedule (EDGAR version only).

        (b)  REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE TESSERACT GROUP, INC.

Date:  May 13, 1999                         By  /s/ John T. Golle
                                                -----------------
                                                John T. Golle
                                                Chairman and Chief
                                                Executive Officer

Date:  May 13, 1999                         By  /s/ Richard C. Yonker
                                                ---------------------
                                                Richard C. Yonker
                                                Chief Financial Officer