Form 10-K
period 1999-06-30
TESSERACT GROUP INC
filed 1999-09-28
CIK 873601

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-11111

                          THE TESSERACT GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MINNESOTA                                       41-1581297
   (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

9977 NORTH 90TH STREET, SUITE 180, SCOTTSDALE, ARIZONA          85258
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (480) 767-2300

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, par value $.01 per share
                                (Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    At         , 1999, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $00,000,000 based upon the closing sale price of the common stock on such date, as reported on The Nasdaq Stock Market.

    At August 31, 1999, the number of shares of common stock outstanding was 0,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                         DRAFT SUBJECT TO FINAL REVISION

                                     PART I



ITEM 1.  BUSINESS

OVERVIEW

The TesseracT Group, Inc. (the "Company") is an integrated education management organization which provides proprietary educational services from preschool through post-secondary education. Formed in 1986 as a Minnesota corporation, the Company now operates 37 school sites in six states serving over 8,000 preschool to post-secondary students. The Company consists of three components:

      - THE TESSERACT SCHOOLS. The TesseracT Schools operate both private and public charter schools serving preschool through grade 12. Currently, there are four TesseracT Schools in operation in four states.

      - SUNRISE EDUCATIONAL SERVICES, INC. ("SUNRISE"). Sunrise, acquired by the Company on December 18, 1997, operates 24 preschools in four states with the majority of operations concentrated in Arizona. In addition, Sunrise currently serves in excess of 700 public charter school students in Arizona.

      - ACADEMY OF BUSINESS, INC. ("ABC"). ABC, acquired by the Company in January 1998, is a two-year college accredited by the North Central Association of Colleges and Schools. In addition to offering traditional business and paralegal training, ABC provides various Microsoft certifications and Novell training.

The strategy of the Company is to integrate all of these capabilities in specific high growth markets and deliver these services wherever possible from one single educational facility that is conveniently located in neighborhoods under the banner of a TesseracT Family Learning Center. The Company's objective is to leverage its investment through high asset utilization and scalable economies into significant profitable growth. Typically, these centers will be established in conjunction with large, master-planned community developers who donate the land to the project.

The Company's mission is to provide a proprietary alternative of high quality educational services from preschool through post-secondary education. To achieve its objective, the Company plans to build on its experience and expertise in both the private and public education sectors.

PAST ACTIVITIES

After initially focusing on the development of a network of private preschool and elementary schools, the Company in 1989 temporarily shifted its strategic focus to contract management of public schools from 1990 through 1996. This strategy proved to be unsuccessful and the management contracts for public schools in Hartford, Connecticut, Baltimore, Maryland and South Miami Beach, Florida were terminated.

CURRENT OPERATIONS

Following the Company's experiences with contract management of public schools along with the related restrictions and problems and the rapidly evolving acceptance of a "private" alternative, the Company made the strategic decision to focus its attention and resources on becoming an integrated education management organization. Execution of this strategy has focused on entrance into the growing public charter school market, and vertical integration of the range of services provided by the Company through the acquisitions of Sunrise and ABC and expansion of the Company's private school business.

TESSERACT FAMILY LEARNING CENTERS. The Company has developed a family learning center model. The model incorporates private preschools, extended day services, enrichment services and adult education into the facilities being specifically developed for charter schools and such additional uses.

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

Presently, 39 states plus the District of Columbia have enacted some form of charter legislation. The charter school application and approval process is highly competitive, with many individuals, non-profit organizations, and private and for-profit companies all pursuing a limited number of available charters. In addition, traditional public schools and the teachers' unions have provided strong opposition to the charter movement in many states.

During 1997, the Company received a charter from the state of Arizona to open and operate 12 charter schools. The first such charter school opened in September 1998 in Paradise Valley, Arizona, and currently serves approximately 300 students. In addition, Sunrise has entered into a contract to manage the charter operations of Preschool Services, Inc. ("PSI"), a non-profit organization (see "Certain Relationships and Related Transactions"). The PSI charter schools are located in many of the Phoenix area Sunrise preschools. During fiscal 2000, the Company anticipates submitting additional applications to operate charter schools in various states. However, there can be no assurance that the Company will be successful in obtaining all or a portion of the charters requested. In addition, the Company believes that in selected high growth communities, it may be able to partner with real estate developers who will subsidize a portion of the Company's capital costs in return for the Company's agreement to operate a public charter school in a new housing development. The Company believes that funding levels in various charter states will allow the Company to open and operate elementary and secondary public charter schools that will be successful, both educationally and financially. Public charter schools offer a more immediate opportunity for financial return than private schools since no tuition is required for attendance and therefore, they generally open at or near capacity.

SUNRISE. Sunrise operates high quality private preschools, many of which also include kindergarten through third grade public charter schools. Sunrise's private preschools offer comprehensive educational child care services for children beginning at age six weeks. Sunrise currently operates 24 preschools in Arizona and Colorado. Sunrise's preschools currently serves approximately 3,500 students. Sunrise offers both full and half-day programs, before and after school programs for older students, as well as extended hours at several of its preschools. Where permitted by local ordinances, the Company plans to operate ABC classes in certain of its preschool facilities subject to demand and space availability. There are currently two such facilities integrated in this manner.

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

ABC. ABC is a two-year college offering courses primarily in business and paralegal training, with its main campus in Phoenix, Arizona. In addition to offering traditional business courses, ABC offers comprehensive training to students preparing for various Microsoft certifications, including Systems Engineer, Solutions Provider and Office User certifications. ABC also provides Novell training. ABC intends to expand its Microsoft certification and training programs in order to benefit from the high demand in the workplace for systems engineers and other trained technicians as well as for ongoing training for such personnel. ABC currently serves over 350 students.

ABC is focused on providing post-secondary education to working adults and it strives to meet the unique needs of these individuals by providing services that meet the following criteria. First, ABC provides convenient access to the educational environment through both location and user friendly delivery of the curriculum. This criteria will be further enhanced as the Company develops more combined educational facilities in conjunction with its TesseracT Schools and Sunrise facilities that will allow adult students to participate in ABC programs at neighborhood facilities with on-site child care. Second, ABC programs provide knowledge and skills with immediate practical value in the workplace and can be completed in a reasonable amount of time. Third, ABC programs are instructed by faculty with practical experience in fields related to those they instruct and the classroom environment is characterized by a low student-to-faculty ratio. Finally, ABC's educational programs and administrative services are designed to accommodate the working adult's schedule.

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

THE TESSERACT PRIVATE SCHOOLS. The Company was originally organized to design, develop, market and operate a network of for-profit, private preschool and elementary schools utilizing the TesseracT teaching philosophy. In September 1987, the Company began operation of its first school in Eagan, Minnesota, and a year later, opened its second school in Paradise Valley, Arizona. These two preschool and elementary schools provide the foundation for the TesseracT Schools component of the Company's current operations. Through its affiliation with the TesseracT Schools, the Company has developed a number of teacher training materials for schools utilizing the TesseracT educational system and other materials for overall school improvement. The TesseracT Schools will continue to be used by the Company to further develop and refine these materials. The Company's TesseracT system is an educational program developed to meet children's individual needs by redesigning the classroom environment, changing the role of the teacher and increasing the use of technology in the classroom.

         During school year 1998-1999, the Company opened three additional TesseracT private schools. Private preschools through eighth grade schools were opened in the Phoenix suburbs of Ahwatukee and North Scottsdale in September 1998. In addition, a preschool and elementary school was opened in Northfield, New Jersey to serve as a feeder school to the college preparatory school in Mays Landing, but both schools were closed in fiscal year 1998-1999 due to low enrollments. For school year 1999, the TesseracT private schools will serve approximately 1,400 students. The Company believes that its TesseracT educational system can be implemented in other preschool, elementary and secondary schools throughout the United States.

In addition to the significant capital requirements of acquiring a satisfactory school facility and providing all necessary improvements, fixtures, equipment and furniture, there will likely be a long lead time required to establish a new private school's reputation and attract a sufficient number of students willing to pay the private school tuition. Accordingly, the Company anticipates that its new private schools will generally take two to three years to operate profitably and therefore will be expanded more slowly than its charter schools.

COMPETITION

Competition in the Company's markets is highly fragmented. The Company faces competition from non-profit private entities and from the public school system and public colleges. Many of the Company's competitors in both the private and public sector have greater financial and other resources than the Company. In addition, the Company anticipates integration of new services by certain of its competitors that will provide additional competition for the Company. This includes the addition of before and after school programs by public school systems and the entrance into the private school market by large for-profit childcare companies. There is no assurance that the Company will be able to compete effectively in any of the markets in which it operates.

For preschool age children, the Company competes with other curriculum-based preschools. Also seeking enrollments of preschool age children are large for-profit childcare companies, as well as other childcare providers (including in-home individual childcare providers and corporations that provide childcare for their employees). However, the Company believes that persons in its target market - parents seeking curriculum-based programs for their children - seek services not commonly provided by these childcare providers.

For school age children, the Company competes with other for-profit private schools, with non-profit schools and, more importantly, with the public school system. The Company is not aware of any secular competitor that currently competes beyond a regional level. Several charter school providers like Edison Schools and National Heritage are growing rapidly. The Company believes the growth of other like providers is a positive indicator the industry is maturing and views this as a positive event.

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

The Company's participation in Title IV programs, through its wholly-owned subsidiary ABC, is subject to audit by independent auditors annually and to program reviews by the Department of Education and other federal, state, or accrediting agencies. Instances of noncompliance, should they exist and be discovered through the audit process, could result in refunds of financial assistance and imposition of fines and penalties.

The DOE has regulations that contain objective measurement criteria to determine the financial capabilities of educational institutions participating in student financial assistance programs. The regulations apply only to those institutions offering post-secondary courses and training. The criteria, which are applied on the subsidiary level, include among other things having cash and receivables from unrelated parties equal to or greater than current liabilities, maintaining a positive tangible net worth, and restrictions on the amount of operating losses incurred within a two-year period.

Due to operating losses incurred by ABC prior to the acquisition by the Company, the financial capability tests have not been met at June 30, 1999. As a result, the Company may be required to post a letter of credit for at least one-half of the Title IV funds received by ABC during 1998, which amounted to $1,709,000.

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

To assist the Company in complying with all of these regulations, TesseracT recently "outsourced" the processing of this function to Arthur Andersen.

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

The company self-insures for potential employee health care costs with certain stop loss insurance coverage. Claims expense is recorded in the year of occurrence through the accrual of claim reserve based upon ultimate claim costs.

SEASONALITY

The Company historically has lower operating revenues in the summer due to lower summer enrollment at the TesseracT Schools and Sunrise facilities. The Company seeks to improve summer results through camps and other programs.

EMPLOYEES

At September 15, 1999, the Company had approximately 980 employees, of which 280 were teachers or administrators at the TesseracT Schools, 625 (including 140 part-time employees) were employed by Sunrise and 60 were employed by ABC. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.

ITEM 2.  PROPERTIES

At September 15, 1999, the Company operated 37 school sites, including 24 preschool centers, 4 private schools, 17 charter schools, and 3 college campuses the ABC sites. All of the facilities are leased, with the exception of three TesseracT Schools, which are owned by the Company. The leases generally include option renewal periods of 5 to 25 years, at the Company's discretion. Each of the leases contain provisions for lease payment increases based on the Consumer Price Index or other similar formulas. The Company is generally responsible for taxes, insurance, maintenance, and other expenses related to the operation of the leased facilities.

The Company leases 12,940 square feet of space for its corporate offices in Scottsdale, Arizona.

At June 30, 1999, the Company had two Charter schools in Arizona under construction pursuant to a development agreement. During the first quarter of fiscal year 2000, the Company plans to finalize the financing related to these schools.

ITEM 3.  LEGAL PROCEEDINGS

At June 30, 1999, the Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock trades on The NASDAQ Stock Market under the symbol TSST. As of June 30, 1999, the Company's common stock was held by approximately 3,000 shareholders of record or through nominee or street name accounts with brokers.

PRICE RANGE OF COMMON STOCK:


                                   COMMON STOCK PRICE
                                   ------------------
1999                               HIGH           LOW
                                   ------------------
First Quarter                      $5.00        $2.69
Second Quarter                      3.88         2.56
Third Quarter                       4.88         2.63
Fourth Quarter                      3.63         2.94

1998

First Quarter                      $6.25        $2.24
Second Quarter                      5.63         4.31
Third Quarter                       6.63         4.06
Fourth Quarter                      6.31         4.81


DIVIDEND POLICY:

The Company has never paid cash dividends on its stock and anticipates that it will continue to retain its earnings, if any, to finance the growth of the business.

ITEM 6. SELECTED FINANCIAL DATA

The table below shows selected financial data for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes contained in Item 14 herein and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 herein.

(In thousands, except per share amounts)

                                                                    Year Ended June 30,
                                            1999            1998            1997           1996            1995
                                         ---------       ---------       ---------      ---------       ---------
STATEMENT OF OPERATIONAL
   DATA:
     Revenue                             $  37,276       $  15,294       $   4,835      $ 115,090       $ 213,582
     School operating profit (loss)          3,862            (409)          1,082         (2,672)         (3,745)
     Net earnings (loss)                   (10,689)         (3,437)            566         (9,507)         (7,443)
     Net earnings (loss) per common
       share (diluted)                       (1.12)           (.40)            .08          (1.27)          (1.09)
     Weighted average shares
       outstanding                           9,579           8,574           7,501          7,477           6,822

                                                                 Year Ended June 30,
                                          1999           1998          1997          1996          1995
                                        --------       --------      --------      --------      --------
BALANCE SHEET DATA:
   Working capital (deficit)            $(10,478)      $  3,269      $ 20,054      $ 12,927      $ (6,986)
   Long-term marketable securities          --             --            --           7,322        28,972
   Total assets                           63,224         49,263        29,057        29,684        43,481
   Long-term debt                         22,605          8,578          --             309           636
   Shareholders' equity                   22,760         32,749        24,880        24,312        29,825

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The accompanying consolidated financial statements for the fiscal year ended June 30, 1999, reflect the results of operations of the Company and its wholly owned subsidiaries, Sunrise Educational Services, Inc. ("Sunrise") and Academy of Business, Inc. ("ABC"). The Company acquired Sunrise, a Scottsdale, Arizona-based operator of 32 preschool centers, primarily in Arizona, in December 1997. Sunrise has also expanded into the operation of private schools and has a contract to manage public charter schools in many of its Arizona sites.

For the year ended June 30, 1999, the results of operations for Preschool Services, Inc. ("PSI"), a Hawaii non-profit corporation, have been combined in the accompanying consolidated financial statements due to implied control. (See
Note 2 of the consolidated financial statements contained in Item 14 herein) The results were immaterial for fiscal 1998 and were not combined.

Operating results for the year ended June 30, 1997, reflect the operations of the two private schools owned and operated by the Company during 1997.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED JUNE 30, 1999 AND 1998. Total revenue in 1999 increased 144% to $37,276,000 as compared to $15,294,000 in 1998. This increase is primarily the result of a full year's operation related to the acquisitions of Sunrise and ABC and an increase in the number of charter schools open during 1999. During 1999, the Company provided services to approximately 1257 private school students and 480 charter school students.

Operating expenses, representing costs directly associated with the school operations, were $33,447,000 in 1999 compared to $14,885,000 in 1998. The increase primarily relates to a full year of costs associated with the operations of Sunrise and ABC along with costs associated with the increased private and charter schools open during 1999, as discussed above.

New school development costs represent costs incurred in the current year for schools set to open in the subsequent year. During 1999, costs totaling $967,000 were incurred associated with the September 1999 anticipated opening of two new TesseracT charter schools in Arizona. One of these sites has opened and the other remains unopened. These costs relate to personnel, advertising, student recruitment, and facility set-up. In 1998, costs totaling $646,000 were incurred related to the opening of three new private schools in September 1998.

Selling, general, and administrative expenses in 1999 were $9,404,000 or 25.2% of revenue compared to $3,931,000 or 29.9% of revenue in 1998. The increase reflects added personnel, travel and other costs associated with establishing necessary administrative support for anticipated growth, and costs associated with other acquisition opportunities pursued by the Company during 1999.

During the fourth quarter of 1999, the Company entered into an agreement with Arthur Andersen LLP. ("AA") under which AA will provide the Company with certain agreed upon accounting, tax, and information technology services. In return for services provided under the agreement, the Company incurred AA implementation costs of $1,500,000 during 1999. This fee, along with costs incurred by the Company in relocating the corporate headquarters from Minnesota to Arizona in the fourth quarter of 1999, is included as restructuring and relocation expenses on the accompanying consolidated statement of operations.

School closure expenses represent costs incurred related to the Company's decision to close certain schools in New Jersey, Hawaii and Arizona. During the fourth quarter of 1999, management made the decision to close the Mays Landing and Northfield private schools effective the end of the school year. This decision was primarily due to the low level of enrollment at the school in 1999 as well as the lack of a significant increase in enrollment projected for 2000. Additionally, the Company also decided to close certain under-performing schools in Hawaii. The school closure expenses primarily relate to remaining lease commitment liabilities at these schools as well as a write down of the remaining fixed assets to their estimated net realizable value.

Other income (expense) in 1999 was a net expense of $321,000 compared to income of $1,269,000 in 1998. Other income for both 1999 and 1998 includes settlement proceeds of $650,000 related to the final settlement of issues regarding amounts owed to the Company under the Hartford management contract. The reduction of other income (expense) was primarily due to a reduction in investment income in 1999 compared to 1998 is due to lower investment levels in the current year and an increase in interest expense in 1999 primarily related to the financing transactions entered into by the Company during 1999 and 1998.

For 1999, the Company recorded a net loss of $10,689,000 or $1.12 per share compared to a net loss of $3,437,000 or $.40 per share in 1998. The increase in the net loss is primarily due to restructuring and relocation expenses of $1,654,000, school closure expenses of $2,205,000, $1,000,000 of additional interest expense, poor operating performance at ABC, and increased site operating costs.

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

Private school and other costs, representing costs directly associated with the school operations, were $14,885,000 in 1998 compared to $3,753,000 in 1997. The increase primarily relates to costs associated with the operations of Sunrise and ABC subsequent to their acquisition. In addition, the current year includes start-up costs relating to the September 1997 opening of the Mays Landing and South Bend private schools and the expansion of the Company's private school in Eagan.

During 1998, the Company decided to close the South Bend College Preparatory High School. This decision was primarily due to the low level of enrollments at the school in 1998 as well as the lack of a significant increase in enrollments projected for 1999. The majority of computers and furniture at the school has been transferred to other TesseracT schools. Total costs anticipated to be incurred related to the closing of the school have been included in the 1998 financial statements.

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

Selling, general, and administrative expenses in 1998 were $4,469,000 compared to $3,421,000 in 1997. The increase reflects added personnel, travel and other costs associated with the integration of the acquisitions of Sunrise and ABC and costs associated with other acquisition opportunities pursued by the Company during 1998.

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

CAPITAL RESOURCES AND LIQUIDITY

During 1999, the Company satisfied its working capital needs principally from cash on hand at the beginning of the year and cash received from financing transactions entered into during the year. The net decrease in cash of $2,998,000 is primarily comprised of the following:

- Net cash used in operating activities totaled $5,331,000, primarily due to the net loss incurred in 1999 along with changes in current assets and liabilities.

- Net cash used in investing activities totaled $19,678,000 primarily due to purchases of furniture, fixtures and equipment for schools along with new school construction expenditures.

- Cash generated from financing activities totaled $22,011,000 during 1999 primarily from proceeds on sale/leaseback and mortgage financing transactions along with draws on available lines of credit.

As discussed in Note 4 to the consolidated financial statements contained in
Item 14 herein, during fiscal 1997, the Company reached final agreement with Hartford officials on the remaining amounts owed to the Company in settlement of a disputed contract amount. Under the terms of the agreement, the Company is scheduled to receive additional annual installments of $650,000 on each of July 10, 1999, 2000 and 2001.

As discussed in Note 18 to the consolidated financial statements contained in
Item 14 herein, due to operating losses incurred by ABC subsequent to its acquisition by the Company, the financial capability tests have not been met at June 30, 1999. As a result, the Company may be required to post a letter of credit for at least one-half of the Title IV funds received by ABC during 1999, which amounted to approximately $1,709,000.

During 2000, the Company anticipates investing approximately $5,360,000 to complete construction on two schools in Arizona and approximately $750,000 to outfit new schools and upgrade technology at existing schools. The Company anticipates financing a significant portion of the construction costs and other capital asset purchases through equipment financing leases. If the Company is unable to secure financing on terms acceptable to the Company, the capital asset purchases will have to be deferred or made from available cash reserves.

During the three years ended June 30, 1999, the Company has incurred cumulative net losses totaling approximately $13,560,000. As a result of these losses and investments the Company has made in acquisitions and for the purchase of capital assets, the Company has used cash of approximately $12,846,000 during the past three years. The Company has a cash balance of $2,545,000 and negative working capital of $10,478,000 as of June 30, 1999. These factors, among other things, may indicate that the Company will be unable to continue as going concern for a reasonable period of time.

Management continues to pursue various options in order to provide necessary financing. As discussed in Note 20 to the consolidated financial statements, management's plans to resolve near term cash flow issues include the following transactions:

- A private placement equity financing to provide approximately $7,500,000 in cash flow, less offering costs. A restructuring of both the $5,000,000 and $1,000,000 credit lines, which are currently payable, into long-term debt.

- At June 30, 1999, the Company has approximately $5,385,000 of construction in process. The Company is seeking permanent financing for these projects in order to convert this asset into necessary cash.

Management believes that if it can finalize some of the financing alternatives that it is pursing together with its projected improvement in operating results for 2000, the Company will generate sufficient resources to ensure uninterrupted performance of its operating obligations as currently structured and anticipated. The Company's continuance as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations in a timely manner, to obtain additional financing as required, and ultimately to attain profitability. There can be no assurance, however, that these sources will be available to the Company on acceptable terms or when necessary.

YEAR 2000 ISSUE


The Year 2000 issue ("Y2K") refers to a condition in computer software where a two digit field rather than a four digit field is used to distinguish a calendar year. Unless corrected, some computer programs, hardware and non-information system technology systems could be unable to process information containing dates subsequent to December 31, 1999. As a result, such programs and systems could experience miscalculations, malfunctions or disruptions.

The Company has recently completed its initial assessment of potential exposure of its own core business information systems for Y2K readiness and is in the process of assessing the readiness of significant suppliers, business partners, banking agencies and governmental agencies.

During the fourth quarter of 1999, the Company entered into an agreement with Arthur Andersen, LLP. ("AA") to provide certain agreed upon accounting, tax and information technology services. In connection with the information technology services, the Company has begun a system conversion, integrating its current multiple financial systems into a consolidated system and implementing PeopleSoft for all financially significant systems. Management expects the conversion process to be completed for all critical internal information systems prior to the end of 1999. All hardware and software upgrades required for the system conversion are Y2K compliant.

To date, excluding the cost of upgrading our current information system, the amount the Company has spent on Year 2000 efforts was immaterial. Additionally, excluding the cost of upgrading our current information systems, we currently believe that the additional costs of implementing our Y2K plan will not exceed $200,000 and will not have a material effect on the Company's financial position. These expenditures include our evaluation of our systems and the replacement and upgrading of non-compliant hardware and software. There can be no assurance that the cost estimates associated with the Company's Y2K issues will prove to be accurate or that those actual costs will not have a material adverse effect on the Company's results from operations and financial condition.

The Company is in the process of contacting our key business partners asking for assurances that they have taken steps to evaluate their Year 2000 compliance. The Company is not dependent upon a single source for any products or services. In the event a significant supplier, bank or other business partner or vendor is unable to provide products or services to the Company due to a Y2K failure, the Company believes it has adequate alternate sources for such products or services. For the year ending June 30, 1999 67% of the Company's revenue was for tuition and programs funded from state and federal sources. Processing of payments due to the Company by state and federal agencies will be handled by their respective computer systems. The Company is in the process of assessing the Y2K state of readiness at these federal agencies and will complete that assessment prior to December 1999. However, any prolonged interruption would have a material adverse impact on the education industry and upon the Company's business, results of operations, liquidity and financial condition.

A significant number of the Company's customers consist of individuals who make tuition payments to the Company on behalf of themselves or their children in exchange for educational services. The ability of these customers to make tuition payments is not expected to be affected by the Year 2000 issue.

The Company has developed a preliminary contingency plan for the IT systems and material non-IT systems that we control. In the event that we have not completed the system enhancement to our IT systems prior to January 1, 2000, we will use contingent manual systems as required. Due to the AA agreement, management believes we would be able to respond effectively. Our contingency plan for material Non-IT systems that we control includes, among other things, investigating the availability and replacement costs of such systems that are not Y2K compliant and adjusting clocks on such Non-IT systems that are not date sensitive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During 1999, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") SFAS No. 131 requires disclosures of business and geographic segments in the consolidated financial statements of the Company. The adoption did not have an impact on the Company's financial position or its results from operations since it only impacted disclosures in its financial statements.

Management does not expect the impact of accounting standards that are not yet effective to have a material impact on the Company's financial position or results from operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In May 1999, Arthur Andersen LLP, the Company's independent public accountants, resigned in order to enter into an agreement to provide professional accounting and information processing services that would impair Arthur Andersen LLP's independence. The report of independent public accountants received from Arthur Andersen LLP on the Company's financial statements as of and for the years ended June 30, 1998 and 1997, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended June 30, 1998 and 1997, there were no disagreements between the company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of

Arthur Andersen LLP would have caused it to make reference of the subject matter of the disagreement in connection with its reports.

In July 1999, PricewaterhouseCoopers LLP, was appointed by the Board of Directors as the Company's independent accountant.

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(b)   REPORTS ON FORM 8-K

      Form 8-K dated May 14, 1999, regarding the resignation of Arthur Andersen LLP as the Company's independent accountant.

(c)   EXHIBITS

      The following exhibits are filed as part of this Annual Report on Form 10-K for the year ended June 30, 1999.

      EXHIBIT
      NUMBER      EXHIBIT DESCRIPTION
      3.1         Restated Articles of Incorporation of the Company, as
                  amended.

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

      10.27       Amendment of Lease Agreement dated July 22, 1998, between
                  Sunrise Educational Services, Inc. and Jaymark Komer and
                  Komer Family Trust. (18)

      10.28       Management Agreement, dated November 14, 1993, between
                  United Church of Christ and Sunrise Educational Services,
                  Inc. (19)

      10.29       Term Sheet Agreement, dated December 7, 1992, between Joy of
                  Christ Lutheran Church and Sunrise Educational Services,
                  Inc.(20)

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

      10.33       Form of Credit and Security Agreement between Imperial Bank and Sunrise Educational Services, Inc. dated April 24, 1997.
                  (22)

      11          Statement re Computation of Per Share Earnings (Loss).

      23.1        Consent of PricewaterhouseCoopers LLP.

      23.2        Consent of Arthur Andersen LLP

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

THE TESSERACT GROUP, INC.                             [DRAFT]
INDEX TO FINANCIAL STATEMENTS



                                                                          Page
Report of Independent Public Accountants - PricewaterhouseCoopers LLP      20

Report of Independent Public Accountants - Arthur Andersen LLP             21

Consolidated Statements of Operations                                      22

Consolidated Balance Sheets                                                23

Consolidated Statements of Shareholders' Equity                            24

Consolidated Statements of Cash Flows                                      25

Notes to Consolidated Financial Statements                                26-42

Schedule II - Valuation and Qualifying Accounts                            43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and the Board of
Directors of The TesseracT Group, Inc.:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The TesseracT Group, Inc. and its subsidiaries at June 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20, the Company incurred a net loss of $10,689,000 during the year ended June 30, 1999. In addition, as of June 30, 1999, the Company had a working capital deficit of $10,478,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The 1999 information on this schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                             PricewaterhouseCoopers LLP

Phoenix, Arizona
September 27, 1999.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The TesseracT Group, Inc.

We have audited the accompanying consolidated balance sheet of The TesseracT Group, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years ended June 30, 1998 and 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The TesseracT Group, Inc. and subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

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



                                                     ARTHUR ANDERSEN LLP
Minneapolis, Minnesota,
September 3, 1998.

THE TESSERACT GROUP, INC.                             [DRAFT]
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)

                                                           Year Ended June 30,
                                                  --------------------------------------
                                                    1999           1998           1997
                                                  --------       --------       --------
REVENUE:
  School tuition and other                        $ 37,276       $ 15,294       $  4,835

OPERATING EXPENSES:
  Personnel costs                                   15,854          7,269          2,487
  Site operating costs                              10,685          4,061            749
  Insurance, taxes, rent and other                   4,156          2,437            299
  Depreciation and amortization                      2,719          1,118            218
                                                  --------       --------       --------

                                                    33,414         14,885          3,753
                                                  --------       --------       --------

SCHOOL OPERATING PROFIT (LOSS)                       3,862            409          1,082
                                                  --------       --------       --------

NEW SCHOOL DEVELOPMENT COSTS                           967            646            363
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         9,404          4,469          3,421
RESTRUCTURING AND RELOCATION EXPENSES                1,654             --             --
SCHOOL CLOSURE EXPENSES                              2,205             --             --
                                                  --------       --------       --------

OPERATING LOSS                                     (10,368)        (4,706)        (2,702)
                                                  --------       --------       --------

OTHER INCOME (EXPENSE):
  Settlement income                                    650            650          1,900
  Investment income                                    284            744          1,385
  Interest expense                                  (1,255)          (125)           (17)
                                                  --------       --------       --------

                                                      (321)         1,269          3,268
                                                  --------       --------       --------

Earnings (loss) before income tax expense          (10,689)        (3,437)           566

Income tax expense                                      --             --             --

Net earnings (loss)                               $(10,689)      $ (3,437)      $    566
                                                  ========       ========       ========

Net earnings (loss) per common share
  (basic and diluted)                             $  (1.12)      $   (.40)      $    .08
                                                  ========       ========       ========

Weighted average common shares outstanding
  (basic and diluted)                                9,579          8,574          7,501
                                                  ========       ========       ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

THE TESSERACT GROUP, INC.                         [DRAFT]
CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands)

                                                                         June 30,       June 30,
                                                                           1999           1998
                                                                         --------       --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $  2,545       $  5,543
  Settlement receivable                                                       650            650
  Accounts receivable, net of allowance (1999 - $131, 1998 - $248)          1,958          2,370
  Prepaid rent                                                                719            834
  Other current assets                                                      1,509          1,093
                                                                         --------       --------

      Total current assets                                                  7,381         10,490

INTANGIBLE ASSETS, NET                                                     17,291         18,984
PROPERTY AND EQUIPMENT, NET                                                37,002         19,479
DEPOSITS AND OTHER ASSETS                                                   1,550            310
                                                                         --------       --------

                                                                         $ 63,224       $ 49,263
                                                                         ========       ========

LIABILITIES AND SHAREHOLDERS'  EQUITY
CURRENT LIABILITIES:
  Lines of credit                                                        $  5,999            470
  Accounts payable                                                          1,999            984
  Other current liabilities                                                 9,861          5,767
                                                                         --------       --------

            Total current liabilities                                      17,859          7,221
                                                                         --------       --------

LONG-TERM OBLIGATIONS                                                      21,615          8,578
OTHER                                                                         990            715
                                                                         --------       --------

                                                                           22,605          9,293
                                                                         --------       --------

TOTAL LIABILITIES                                                          40,464         16,514
                                                                         --------       --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
   no shares issued and outstanding                                            --             --
  Common stock, $.01 par value, 25,000,000 shares authorized, issued and outstanding 1999 - 9,780,331 shares; 1998 - 9,570,803
   shares                                                                      98             96
  Additional paid-in capital                                               58,371         57,673

  Accumulated deficit                                                     (35,709)       (25,020)
                                                                         --------       --------

            Total shareholders' equity                                     22,760         32,749
                                                                         --------       --------
                                                                         $ 63,224       $ 49,263
                                                                         ========       ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE TESSERACT GROUP, INC.                            [DRAFT]
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)

                                                     Common Stock
                                              ----------------------    Additional
                                               Number                     Paid-in     Accumulated
                                             of Shares       Amount       Capital       Deficit         Total
                                              --------      --------      --------      --------       --------
BALANCE, JUNE 30, 1996                           7,489      $     75      $ 46,386      $(22,149)      $ 24,312

Net earnings                                        --            --            --           566            566

Issuance of common stock upon exercise
  of stock options                                   1            --             2            --              2
                                              --------      --------      --------      --------       --------

BALANCE, JUNE 30, 1997                           7,490            75        46,388       (21,583)        24,880

Net loss                                            --            --            --        (3,437)        (3,437)

Issuance of common stock upon exercise
  of stock options                                 133             1           589            --            590

Common stock issued for acquisitions             1,948            20         9,604            --          9,624

Fair value of Sunrise Educational
  Services, Inc. options and warrants at
  acquisition date                                  --            --         1,092            --          1,092
                                              --------      --------      --------      --------       --------

BALANCE, JUNE 30, 1998                           9,571            96        57,673       (25,020)        32,749

Net loss                                            --            --            --       (10,689)       (10,689)

Issuance of common stock upon
  exercise of stock options                          9            --            30            --             30

Issuance of common stock in
  connection with agreement for
  professional services                            200             2           398            --            400

Issuance of warrants in connection
  with line of credit                               --            --           270            --            270
                                              --------      --------      --------      --------       --------

BALANCE, JUNE 30, 1999                           9,780      $     98      $ 58,371      $(35,709)      $ 22,760
                                              ========      ========      ========      ========       ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE TESSERACT GROUP, INC.                             [DRAFT]
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands, except per share amounts)

                                                                             Year Ended June 30,
                                                                   --------------------------------------
                                                                     1999           1998           1997
                                                                   --------       --------       --------
OPERATING ACTIVITIES:
  Net earnings (loss)                                              $(10,689)      $ (3,437)      $    566
  Adjustments to reconcile net earnings (loss) to net
   cash used in operating activities:
   Depreciation and amortization                                      2,886          1,264            316
   Provision for doubtful accounts                                     (482)            87             10
   Gain on marketable securities                                         --             --            (49)
   School closure reserve                                             1,600             --             --
   Changes in operating assets and liabilities:
     Accounts receivable                                                894         (1,265)           (14)
     Other current assets                                              (301)        (1,211)          (603)
     Deposits and other assets                                       (1,240)            --             --
     Intangibles                                                        962             --             --
     Accounts payable                                                 1,015           (101)           101
     Other current liabilities                                           24         (1,026)          (524)
                                                                   --------       --------       --------

            Net cash used in operating activities                    (5,331)        (5,689)          (197)
                                                                   --------       --------       --------


INVESTING ACTIVITIES:
  Payment for acquisitions, net of cash acquired                         --         (7,106)            --
  Purchases of property and equipment                               (25,242)       (11,822)          (896)
  Proceeds from sales and maturities of marketable securities         5,564             --          9,592
                                                                   --------       --------       --------

            Net cash provided by (used in) investing
              activities                                            (19,678)       (18,928)         8,696
                                                                   --------       --------       --------

FINANCING ACTIVITIES:
  Proceeds from long-term debt borrowings                            20,745          6,550             --
  Payments on long-term debt borrowings                              (2,179)            --             --
  Increase in bank overdraft                                          1,045             --             --
  Issuance of warrants/common stock and
    exercise of stock options                                           700            590              2
  Proceeds/(repayments) on short-term borrowings                      1,700           (226)          (646)
                                                                   --------       --------       --------

            Net cash provided by (used in) financing
              activities                                             22,011          6,914           (644)
                                                                   --------       --------       --------

Increase (decrease) in cash and cash equivalents                     (2,998)       (17,703)         7,855

Cash and cash equivalents at beginning of year                        5,543         23,246         15,391
                                                                   --------       --------       --------

Cash and cash equivalents at end of year                           $  2,545       $  5,543       $ 23,246
                                                                   ========       ========       ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

THE TESSERACT GROUP, INC.                           [DRAFT]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS


The TesseracT Group, Inc. (the "Company"), formerly known as Education Alternatives, Inc., is an integrated education management company, serving preschool students, private and public charter elementary, middle, and high school students, and post-secondary career college students primarily in Arizona, with additional schools located in Colorado, Minnesota, Texas and Washington, D.C.

In May 1999, the Company relocated its corporate headquarters from Minneapolis, Minnesota to Scottsdale, Arizona. Costs incurred in connection with the move totaled $154,000 and have been reflected in the accompanying financial statements in restructuring and relocation expenses.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION: The Company recognizes revenue for each school ratably as earned over the related school year.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Due to the implied control of Preschool Services, Inc. ("PSI"), a Hawaii non-profit corporation, by the Company's management presence on PSI's Board of Directors, the accounts of PSI have been combined in the accompanying financial statements. Prior to its acquisition by the Company in December 1997, Sunrise had transferred a portion of its operations to PSI. Sunrise provided PSI with management, administration, and educational programs for PSI's child care centers and leased substantially all of the equipment and other property necessary for the operation of the related child care centers to PSI under an Administrative Services Agreement, License and Equipment Lease (the "PSI Agreement"). The PSI Agreement stipulated that Sunrise was to receive an administrative services fee equal to 9% of revenue for providing the services described above. The results of PSI for the period from the acquisition of Sunrise (December 1977) through June 30, 1998, were not included in the consolidated financial statements for the year ended June 30, 1998 due to immateriality.

During 1997, Sunrise entered into an additional agreement with PSI to provide management, administration and educational programs to the public charter schools operated by PSI. In return for providing these services, Sunrise receives an administrative fee equal to 12.5% of total charter school revenue received by PSI. In addition, PSI operates these charter schools in certain of the Sunrise preschool centers.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES: Cash and cash equivalents, consisting of highly liquid investments with maturities of three months or less when purchased, are stated at cost which approximates market.

INTANGIBLE ASSETS: Intangible assets are a result of business acquisitions, which include costs in excess of net assets acquired, non-compete agreements, and customer base. Intangibles are stated at cost and are being amortized on a straight-line basis over various periods up to 25 years. Amortization expense for the years ended June 30, 1999, 1998, 1997 was $761,000, $426,000 and $0,
respectively. The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of cash flows as well as other factors, such as business trends and prospects and other market conditions.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives, ranging from three to thirty years. The Company uses accelerated methods of depreciation for income tax purposes.

ADVERTISING COSTS: Advertising costs consist primarily of print media and brochures and are expensed when the related advertising occurs. Total advertising expense totaled $1,517,000 for the year ended June 30, 1999 and was immaterial for years ending June 30, 1998 and 1997.

DEBT ACQUISITION COSTS: Costs incurred related to the acquisition of debt are capitalized and amortized over the term of the related debt under the effective interest method. Upon early payment of debt, related debt acquisition costs are removed from the accounts.

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

CLOSED SCHOOLS: In fiscal 1999 the Company closed two schools in New Jersey. In connection with the closings, the Company established a reserve for estimated loss on impairment of assets and lease commitments of approximately $1,600,000 of which approximately $300,000 relates to lease payments.

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

FINANCIAL STATEMENT RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported results of operations or shareholders' equity.

SELF INSURANCE: The Company self-insures for potential employee health care costs with certain stop loss insurance coverage. Claims expense is recorded in the year of occurrence through the accrual of claim reserve based upon ultimate claim costs.

STOCK-BASED COMPENSATION: Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123") defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25 ("APB 25"), provided pro forma disclosures of net income are made as if the fair value based method of accounting defined in FAS 123 had been applied. The Company has elected to continue to measure compensation expense under APB 25. See Note 13 for required pro forma disclosures.

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

In December 1997, the Company acquired Sunrise Educational Services, Inc. ("Sunrise"), a Scottsdale, Arizona-based operator of approximately 30 preschool centers, primarily in Arizona. Sunrise has expanded into the operation of private schools and has a contract to manage public charter schools in many of its Arizona centers. This acquisition has been accounted for as a purchase. The purchase price was approximately $13,800,000 and consisted of $4,200,000 in cash and 1,950,000 shares of the Company's common stock. In addition, transaction costs approximating $3,300,000 were incurred in the consummation of this acquisition. Goodwill recorded on the transaction is being amortized on the straight-line method over a period of 25 years. In accordance with the terms of the merger agreement, the Company granted stock options and warrants to purchase 553,724 shares of common stock at exercise prices ranging from $1.27 to $6.04 per share to Sunrise employees and directors as replacement options and warrants for previously issued Sunrise options and warrants.

Summarized below are the unaudited pro forma combined results of operations of the Company for the years ended June 30, 1998 and 1997, assuming the Sunrise acquisition was consummated as of the beginning of each period presented. Excluded from the pro forma results of operations for the years ended June 30, 1998 and 1997, are charges of $1,114,000 or $.12 per share and $602,000 or $.06 per share, respectively, which provided for impaired assets and rental commitments in connection with Sunrise's management of seven centers with a non-profit organization. The pro forma results are not necessarily indicative of the operating results that would have been achieved had the acquisition occurred on the date indicated, nor are they indicative of future operating results.

                                            Year Ended June 30,
                                              1998      1997
                                            -------   --------
            Revenue                         $22,997   $ 19,251

            Net loss                         (5,249)      (204)

            Net loss per common share       $  (.55)  $   (.02)

NOTE 4 - SETTLEMENT AGREEMENT

During 1997, the Company reached a final agreement with Hartford, Connecticut officials on amounts owed the Company under its school management contract that was canceled in January 1996. Under the final settlement, the Company will receive $3,250,000, payable in five annual installments of $650,000, which began in July 1997. These annual payments are being recorded in income as they are received. A settlement receivable of $650,000 is recorded on the Company's balance sheet to account for this. In addition, both parties released each other from any further claims under the management contract.

NOTE 6 - CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist of primarily cash and cash equivalents.

The Company's cash and cash equivalents are placed with major banks and financial institutions. The Company, in the normal course of business, maintains cash balances in excess of Federal Deposit Insurance Corporation's insurance limits. Historically, the Company has not experienced any losses related to cash and cash equivalents due to such concentration of credit risk.

The Company receives a significant amount of charter school revenues from state and federal agencies. As of and for the year ended June 30, 1999, approximately 56% and 27% of the Company's accounts receivable and revenue, respectively, were from state and federal agencies.

NOTE 7 - MARKETABLE SECURITIES

During 1995, the company and the firm hired to manage the Company's investment portfolio became involved in a dispute over the purchase and management of certain securities included in the Company's investment portfolio. The Company and its investment management firm entered into a preliminary settlement agreement on June 30 1995, whereby the investment management firm agreed to reimburse the Company $3,000,000 for losses on the Company's portfolio. During fiscal 1997, the company and its investment management firm entered into a final settlement agreement whereby the investment management firm agreed to pay the company an additional $1,250,000 in fiscal 1997 to resolve all remaining disputes relating to the firm's management of the Company's investment portfolio.

During 1997, the Company received proceeds of $9,592,000 on the sale and maturity of marketable securities and realized gains of $49,000 during 1997. For purposes of calculating realized gains and losses on sales of marketable securities, the amortized cost of each security sold was used.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at June 30 consist of the following:

                                                       1999               1998
                                                   ------------       ------------
            Land                                   $ 10,264,000       $  6,928,000
            Buildings                                13,436,000          6,062,000
            Leasehold improvements                    3,041,000          1,621,000
            Furniture and equipment                   7,247,000          3,222,000
            Vehicles                                  1,081,000            711,000
            Construction in progress                  5,698,000          2,385,000
            Less accumulated depreciation and
              amortization                           (3,765,000)        (1,450,000)
                                                   ------------       ------------
                                                   $ 37,002,000       $ 19,479,000
                                                   ============       ============

Property and equipment held under capital lease arrangements totaled $13,794,000 and $7,946,000 as of June 30, 1999 and 1998, respectively. Accumulated depreciation for capital leases is included with owned assets above.

Depreciation expense, including property and equipment held under capital lease arrangements, totaled $2,155,000, $692,000 and $218,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

NOTE 9 - LINES OF CREDIT

The Company currently has a $5,000,000 working capital line of credit from a related party, bearing interest at 12%. Total borrowings outstanding at June 30, 1999, totaled approximately $4,999,000. The line of credit is due and payable on September 30, 1999. The Company has the option to extend payment until March 31, 2000 with the issuance of 250,000 additional warrants for the purchase of the Company's common stock at $3.00 per share. At March 31, 2000, if unpaid, the related party holder of the line of credit can elect to convert the debt into the Company's common stock at the lesser of $1.00 per share for each dollar owed or the lowest closing price during the previous thirty days prior to the conversion of shares.

In addition, the Company has outstanding a $1,000,000 working capital line of credit with a bank bearing interest at 9.75%. Total borrowings outstanding at June 30, 1999 were $1,000,000. The line is due and payable on September 29, 1999. Interest is due on outstanding borrowings at September 29, 1999.

At June 30, 1998, the Company had available a $500,000 working capital line of credit bearing interest at prime 8.5% plus 1.5%. Total borrowings outstanding amounted to $470,000. The line of credit was paid off in fiscal 1999.

NOTE 10 - OTHER CURRENT LIABILITIES

Other current liabilities at June 30 consist of the following:

                                                         1999          1998
                                                     -----------   -----------
Deferred revenue and prepaid tuition                 $ 2,648,000   $ 2,279,000
School closure reserve                                 1,600,000      -
Cash overdraft                                         1,045,000      -
Reserve for contract and other contingencies             178,000     1,254,000
Amount due on Sunrise acquisition                       -              722,000
Accrued payroll and related costs                      1,134,000       597,000
Current portion of long-term debt                      1,970,000       270,000
Other                                                  1,286,000       645,000
                                                     -----------   -----------

                                                     $ 9,861,000   $ 5,767,000
                                                     ===========   ===========

NOTE 11 - LONG -TERM OBLIGATIONS

Financing Obligation: During 1999 and 1998, the Company entered into sale leaseback agreements related to four properties. Total proceeds from these financings in 1999 and 1998 amounted to $5,796,000 and $7,917,000, respectively. Under the terms of the agreements, the Company is required to prepay, on September 1 of each year, the next 12-months lease payments, estimated property taxes and insurance premiums into an escrow account. The account is jointly controlled by the lender and the Company. Each month funds are transferred from the escrow account to pay rent, property taxes and or insurance, if applicable. Amounts in this account have been reflected as prepaid rent in the accompanying financial statements. Interest on funds remaining in the escrow account are credited to the Company. The leases require the Company to pay all applicable real estate taxes, utility expenses, and insurance costs. In addition, the leases prohibit the Company from buying back any shares of the Company's stock, declaring dividends, or repaying any indebtedness to affiliates of the Company, unless certain financial ratios are met as defined in the agreements.

These agreements are reflected as financings in the accompanying financial statements, and have an initial term of 15 years with provisions for two 10-year renewals.

Long-term obligations at June 30, consist of the following:

                                                      June 30,         June 30,
                                                       1999             1998
                                                     ----------       ----------
Note payable; principal and interest payable
monthly through August 2003; interest payable
monthly at prime plus 1.75%, 10.42% at June 30,
1998; collateralized with certain of the
Company's accounts receivable and equipment.         $    --          $ 903,000

Note payable; on April 15, 1999, the Company
refinanced the note payable described above;
principal and interest at 9.5%, payable
monthly through January 2000.                           741,000          --

Note payable; principal and interest at 10%,
payable monthly through August 2001.                    900,000          --

                                                                            June 30,          June 30,
                                                                             1999              1998
                                                                          ------------      ------------
Note payable; principal and interest at 10%, payable monthly
through April 2006; collateralized by leasehold improvements                    45,000              --

Note payable; principal and interest at 11%, payable monthly with a
balloon note due December 2003; collateralized by real estate                8,151,000              --

Financing obligations; principal, interest at 6.2%, property tax and insurance payments prepaid annually each September 1 through 2013;
collateralized by school facilities and property                            13,130,000         7,917,000

Capital lease obligation; principal and interest at 12.63%, payable
monthly through February 2003; collateralized by furniture and fixtures        233,000              --

Capital lease obligation; principal and interest at 9.75%., payable monthly through December 2001; collateralized by computer
equipment                                                                      184,000              --

Capital lease obligation; principal and interest at 7.44%, payable monthly through May 2002; collateralized by communication
equipment                                                                      104,000              --

Capital lease obligations; principal and interest at various rates,
payments monthly through December 2001; collateralized by three buses           60,000              --

Capital lease obligations; principal and interest at 13.61%, payments
monthly through June 2001; collateralized by office equipment                   37,000            28,000
                                                                          ------------      ------------

                                                                            23,585,000         8,848,000
Less current portion                                                        (1,970,000)         (270,000)
                                                                          ------------      ------------

Long-Term Obligations                                                     $ 21,615,000      $  8,578,000
                                                                          ============      ============

Future minimum principal payments of long-term obligations for the next five years consists of:

June 30,  2000                              $ 1,970,000
          2001                                1,403,000
          2002                                  986,000
          2003                                  863,000
          2004                                7,028,000
Thereafter                                   11,335,000
                                            -----------
                                            $23,585,000
                                            ===========

Total interest paid in the years ended June 30, 1999, 1998 and 1997 was $1,209,000, $125,000 and $17,000, respectively. Capitalized interest totaled $138,000 for the year ended June 30, 1999 and was immaterial for the years ending June 30, 1998 and 1997.

NOTE 12 - OPERATING LEASES

The Company leases certain school facilities, office space, vehicles, and equipment under various operating lease agreements, the last of which expires in 2013. At June 30, 1999, future minimum lease payments under noncancelable operating leases are as follows:

Year Ending June 30,
2000                    $ 3,250,000
2001                      3,042,000
2002                      2,723,000
2003                      2,113,000
2004                      1,342,000
2005 and thereafter       6,896,000
                        -----------
                        $19,366,000

Total rent expense for the years ended June 30, 1999, 1998, and 1997 was $3,839,000, $2,065,000 and $313,000 respectively.

The facility leases generally require the Company to pay all applicable real estate taxes, utility expenses, and insurance costs. In addition, certain of the agreements provide for the escalation of future rents based on the Consumer Price Index or other formulas. Renewal of the facility lease agreements is for periods of five to 25 years. For those leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis, resulting in deferred rent of approximately $313,000 and $368,000 at June 30, 1999 and 1998, respectively. This liability will be satisfied through future rental payments.

NOTE 13 - SHAREHOLDERS' EQUITY

STOCK OPTIONS: Under the terms of the Company's 1988 Stock Option Plan, as Amended and Restated, 1,900,000 shares of common stock have been reserved for issuance under the plan to directors, officers, employees or other individuals or entities who are not employees but who provide services to the Company. The stock options are exercisable over periods of up to ten years from the date of grant and may be issued as incentive or nonqualified stock options.

Under the terms of the Company's 1992 Long-Term Executive Stock Option Plan, 1,100,000 shares of common stock have been reserved for issuance to key employees of the Company, upon the exercise of stock options. The stock options issuable under the 1992 Plan are nonqualified and are exercisable over periods of up to ten years from the date of grant.

At June 30, 1999, 775,000 shares are available for grant under the two option plans. Stock option activity was as follows:

                                        1999                              1998                              1997
                            -----------------------------     -----------------------------     ----------------------------
                                             Weighted                           Weighted                          Weighted
                                              Average                           Average                           Average
                                             Exercise                           Exercise                          Exercise
                              Shares           Price            Shares           Price            Shares            Price
                            ----------      -------------     ----------      -------------     ----------      -------------
Options outstanding,
   July 1                    1,744,390      $        4.50      1,356,767     $       4.97        1,367,405      $      5.43
    Granted                    471,667               4.10        751,982             4.29          267,200             3.15
    Exercised                   (9,528)              3.38       (132,654)            4.45             (667)            2.94
    Canceled or expired       (305,628)              4.49       (231,705)            6.57         (277,171)            5.47
                            ----------      -------------     ----------      -------------     ----------      -------------

Options outstanding,
   June 30                   1,900,901               4.41      1,744,390             4.50        1,356,767             5.79
                            ----------      -------------     ----------      -------------     ----------      -------------

Options exercisable,
   June 30                     925,635      $        4.50        777,962      $        4.50        410,881      $      5.79

The following table summarizes information relating to currently outstanding and exercisable options as of June 30, 1999:

                     Average                           Weighted                          Weighted
  Range of          Remaining                           Average                          Average
  Exercise         Contractual         Options         Exercise          Options         Exercise
   Prices         Life in Years      Outstanding        Price          Exercisable        Price
-------------     -------------     ------------     ------------     ------------     ------------
$2.55 - $3.85              5.71          456,102     $       3.41          235,288     $       3.48
$4.00 - $5.75              7.48        1,421,466             4.68          667,014             4.75
$7.50 - $9.00              5.88           23,333             7.71           23,333             7.71
                  -------------     ------------     ------------     ------------     ------------

                           7.03        1,900,901     $       4.41          925,635     $       4.50

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

During fiscal 1999 the Company obtained a $5,000,000 line of credit from a related party (Note 17). In connection with the agreement, the Company issued warrants for the purchase of 150,000 shares of the Company's common stock at $3.00 per share.

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

                                             1999              1998               1997
                                         -------------     -------------      -------------
Net earnings (loss) - as reported         $(10,689,000)    $  (3,437,000)     $     566,000
Net loss - proforma                        (12,443,000)       (4,267,000)            (6,000)

Net earnings (loss) per common share
- as reported (basic and diluted)         $      (1.12)    $        (.40)     $         .08
Net earnings (loss) per common share
- proforma (basic and diluted)            $      (1.30)    $        (.50)     $        --

The fair value of each option and warrant grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                 1999             1998              1997
                            --------------    --------------   --------------
Risk free interest rate               5.1%         5.5%-6.2%        5.3%-6.4%
Expected life                      5 years      3 to 7 years          7 years
Expected volatility                  74.1%             58.4%            58.5%
Dividend yield                          0%                0%               0%

NOTE 15 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of June 30 are as follows:

                                                    1999             1998
                                               --------------    --------------
Federal net operating loss benefit, net of
  amount to be credited to equity              $    9,915,000    $    7,240,000
Capital loss carryforward benefit                     701,000           701,000
Accrued expenses                                       61,000           411,000
Other                                                 378,000           444,000
                                               --------------    --------------
                                                   11,055,000         8,796,000
Valuation allowance                                11,055,000        (8,796,000)
                                               --------------    --------------

Net deferred income taxes                      $     -           $     -
                                               ==============    ==============

At June 30, 1999, the Company had net operating loss carryforwards of $39,600,000 for federal tax purposes expiring from 2004 through 2019 and capital loss carryforwards of $2,063,000, expiring through 2002. The Company has determined that the realization of the loss carryforwards and the other deferred tax assets does not meet the recognition criteria under SFAS No. 109 and, accordingly, a valuation allowance has been established for the tax benefit of these items as of June 30, 1999 and 1998.

As a result of the acquisitions discussed in Note 3, the Company acquired net operating loss carryforwards for federal tax purposes approximating $3,000,000, which are available to offset future taxable income, if any, through 2013.
Section 382 of the Internal Revenue Code of 1986 as amended, restricts the use of net operating losses where a corporation has had a change in ownership as defined. Potential limitation of the acquired net operating loss carryforwards has not been determined. Any tax benefit realized from the use of the acquired operating loss carryforwards will be applied to reduce goodwill.

Consolidated income tax expense differed from the expected amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes for the years ended June 30 as follows:

NOTE 16 - SEGMENT INFORMATION

The Company is organized primarily on the basis of educational product lines offered. Segment data does not include a charge for corporate overhead allocation or restructuring and relocation charges. Presentation of segment information for the year ended June 30, 1998, has not been included since the information is impractical to present and the cost to develop would be excessive. The table below presents information about reportable segments for the year ended June 30, 1999:

                              Charter          Preschools         Private            College            Total
Revenue                     $  5,100,000      $ 17,496,000      $ 11,851,000      $  2,829,000      $ 37,276,000
                            ------------      ------------      ------------      ------------      ------------
Operating Income (Loss)
  Before Depreciation,
  Amortization and Taxes         386,000           585,000         1,364,000        (1,067,000)        1,268,000
Depreciation and
  amortization                    78,000         1,369,000         1,055,000           217,000         2,719,000
Interest                            --             105,000         1,130,000              --           1,235,000
                            ------------      ------------      ------------      ------------      ------------
Income (loss) before
  corporate general
  and other                      308,000          (889,000)         (821,000)       (1,284,000)       (2,686,000)
Corporate general and
  administrative cost
  and restructuring and
  relocation expenses                                                                                 (8,003,000)

Net loss                                                                                            $(10,689,000)
                                                                                                    =============
Long-Lived Assets:
  Property and,
    equipment, net          $    795,000      $  2,039,000      $ 32,831,000      $    589,000      $ 36,254,000
  Net Intangible assets             --          14,161,000              --                --          14,161,000
  Other corporate
    assets                                                                                             3,878,000
                                                                                                    ------------
  Total long-lived
    assets                                                                                          $ 54,293,000
                                                                                                    ============

Geographic information has not been provided because the company's schools are located primarily in the Southwestern United States and disclosure would not be meaningful.

NOTE 17 - RELATED PARTY TRANSACTIONS

In addition to the related-party transactions described elsewhere, certain shareholders and directors provided legal and accounting services to the Company. Total amounts incurred for these services for the years ended June 30, 1999, 1998, and 1997 were $321,000, $490,000 and $216,000 respectively.

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

As more fully described in Note 9, the Company currently has a $5,000,000 working capital line of credit from a related party. Total borrowings outstanding at June 30, 1999, totaled $4,999,000. The line of credit is due and payable on September 30, 1999. The Company has the option to extend payment until March 31, 2000, with the issuance of warrants for the purchase of additional 250,000 shares of the Company's common stock at $3.00 per share. At March 31, 2000, if unpaid, the related party holder of the note can elect to convert the debt into the Company's common stock at $1.00 per share for each dollar owed.

NOTE 18 - PARTICIPATION IN STUDENT FINANCIAL ASSISTANCE PROGRAMS

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

Due to additional operating losses incurred by ABC, the financial capability tests had not been met at June 30, 1999. As a result, the Company may be required to post a letter of credit for at least one-half of the Title IV funds received by ABC during 1999, which amounted to approximately $1,709,000.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT: The Company has employment agreements with executive officers of the Company which would require severance benefits to be paid if employment is terminated for various reasons, including termination following a change of ownership or control of the Company as defined by the agreements. The estimated maximum contingent liability for severance payments that the Company would be required to make under the employment agreements is approximately $820,000 at June 30, 1999.

DEVELOPMENT AGREEMENT: During 1999, the Company entered into a development agreement for the construction of two schools in Arizona. As of June 30, 1999, the Company has advanced approximately $4,400,000 related to those projects which is reflected in the accompanying financial statements as construction in progress. The terms of the Related leases are for periods from twenty to twenty-five years with certain provisions for extension. Additional commitments for the completion of the schools amounted to approximately $5,600,000. Although management believes that these projects will be completed, in the event that the developer is unable to complete these projects, the Company may have to provide necessary funds for completion. One of the schools opened in August 1999 and under the terms of the lease agreement has monthly lease payments of approximately $59,000.

AGREEMENT FOR PROFESSIONAL SERVICES: In May 1999, the Company entered into an agreement for professional services with Arthur Andersen LLP. ("AA") Under the terms of the agreement, AA will provide certain agreed upon accounting services, tax services and information technology services. The term of the agreement is for five years beginning July 1, 1999, with an option to extend for five years.

In return for services as provided under the agreement, the Company will pay AA implementation costs of approximately $1,500,000 and a monthly fee based upon a percentage of the Company's annual revenue ranging from 3.0% to 3.8%. For the year ended June 30, 1999 the cost incurred related to implementation was $1,500,000 which is reflected in the accompanying financial statements as a restructuring expense. The implementation fee was paid with a $200,000 cash payment, a $900,000 note payable and the issuance of 200,000 shares of the Company's common stock.

Additionally, in the event that the average closing price of the Company's common stock for the ten days preceding July 1, 2000 ("average share price"), is less than $5 but more than $3 per share, the Company is required to either issue additional shares of the Company's common stock so that the total number of shares held by AA times the average share price totals $1,000,000 or pay the difference between $5 and the average share price times the 200,000 shares currently held by AA.

The agreement contains certain performance incentives under a service level document that provides for incentive fees of at least $1,200,000 over the term of the agreement. Performance incentives earned will be payable, at the Company's option, in options for the Company's common stock or cash.

REGULATION: Schools and preschools are subject to a variety of state and local regulations and requirements. Additionally, the Company operates public schools under certain charter agreements and management contracts. The Department of Education has regulatory criteria related to financial requirements of financial institutions participating in student financial assistance programs for post-secondary courses and training. Although management believes that the Company will be able to meet federal, state and local regulations, the failure to maintain required licenses, charters, approvals or accreditations could have a material adverse effect on the Company's financial position and results from operations.

NOTE 20 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended June 30, 1999 and 1998, the Company incurred losses of $10,689,000 and $3,437,000, respectively. As of June 30, 1999, the Company had a negative working capital of $10,478,000. These factors, among other things, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has plans in process to resolve near term cash flow issues which include the following transactions:

- A private placement equity financing to provide approximately $7,500,000 in cash flows, less offering costs.

- A restructuring of both the $5,000,000 and $1,000,000 credit lines, which are currently payable, into long-term debt.

- At June 30, 1999, the Company has approximately $5,385,000 of construction in progress. The Company is seeking permanent financing for these projects to provide necessary cash.

Management believes that if it can finalize financing alternatives that it is pursuing together with its projected improvement in operating results for 2000, the Company will generate sufficient resources to permit uninterrupted performance of its operating obligations as currently structured and anticipated. The Company's continuance as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations in a timely manner, to obtain additional financing as required, and ultimately to attain profitability. There can be no assurance, however, that these sources would be available to the Company on acceptable terms or when necessary.

NOTE 21 - SUBSEQUENT EVENTS

SALE OF CLOSED SCHOOL: In August 1999 the Company sold property related to a New Jersey school closed in June 1999. The related loss on sale of $245,000 was part of the closed school reserve at June 30, 1999.

MANAGEMENT AGREEMENTS: In July 1999, the Company entered into management contracts with two 501(c)3 corporations for the management and operation of charter schools in Texas and Washington D.C. Under the terms of the agreement, the Company will receive a management fee of approximately 12.5% of each school's charter revenue. Funds required for operations will be advanced to the Company and distributed by the Company to cover related costs.


NOTE 22 -- SUPPLEMENTAL CASH FLOW DISCLOSURE

Supplemental disclosure of non-cash investing and financing information for the year ending June 30, 1999 (in thousands)
                                                      1999

Issuance of warrants to Pioneer for debt               $270
  Financing
Note payable to Arthur Andersen                        $900
Issuance of common stock to Arthur
  Andersen for debt financing                          $400
Note receivable on sale of land/building               $640

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                            THE TESSERACT GROUP, INC.


                                                           Column C
            Column A              Column B                 Additions                Column D           Column E
----------------------------    ------------     ------------------------------  --------------    ---------------
                                 Balance at        Charged to         Charged
                                Beginning of        Costs and        to Other                        Balance at
           Description             Period           Expenses         Accounts      Deductions       End of Period
----------------------------    ------------     -------------     ------------  --------------    ---------------
Year ended June 30, 1999:
Allowance for uncollectible
accounts receivable             $   248,000      $     482,000     $   13,000      $612,000(1)      $  131,000

Closed School Reserve           $       --       $   1,600,000(2)  $      --       $    --          $1,600,000

Year ended June 30, 1998:
Allowance for uncollectible
accounts receivable             $    30,000      $      87,000     $  131,000(3)   $    --          $  248,000

Year ended June 30,1997:
Allowance for uncollectible
accounts receivable             $    53,000      $      10,000     $      --       $(33,000)(4)     $   30,000


(1) The reduction in the allowance for uncollectible accounts receivable was made to bring the allowance in line with the anticipated uncollectible accounts receivable at June 30, 1999.

(2) The Company established a closed school reserve during fiscal 1999 related for schools that were approved for closure by the Board of Directors prior to June 30, 1999.

(3) The addition is the result of the allowance for uncollectible accounts receivable existing at the date of acquisition of Sunrise and ABC.

(4) The reduction in the allowance for uncollectible accounts receivable was made to bring the allowance in line with the anticipated uncollectible accounts receivable at June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE TESSERACT GROUP, INC.



                                             By /s/ Richard C. Yonker
                                             ------------------------
                                             Richard C. Yonker
Date: September 28, 1999                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ John T. Golle                                            September 28, 1999
--------------------------------------
John T. Golle
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)



/s/ Robert I. Karon                                          September 28, 1999
--------------------------------------
Robert I. Karon
Director



/s/ Gale R. Mellum                                           September 28, 1999
--------------------------------------
Gale R. Mellum
Director



/s/ Benjamin Nazarian                                        September 28, 1999
--------------------------------------
Benjamin Nazarian
Director



/s/ Martha Taylor Thomas                                     September 28, 1999
--------------------------------------
Martha Taylor Thomas
Director



/s/ Harold Nelkin                                            September 28, 1999
--------------------------------------
Harold Nelkin
Director



/s/ Richard C. Yonker                                        September 28, 1999
--------------------------------------
Richard C. Yonker
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER      EXHIBIT DESCRIPTION
      3.1         Restated Articles of Incorporation of the Company, as
                  amended.

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

      10.27       Amendment of Lease Agreement dated July 22, 1998, between
                  Sunrise Educational Services, Inc. and Jaymark Komer and
                  Komer Family Trust. (18)

      10.28       Management Agreement, dated November 14, 1993, between
                  United Church of Christ and Sunrise Educational Services,
                  Inc. (19)

      10.29       Term Sheet Agreement, dated December 7, 1992, between Joy of
                  Christ Lutheran Church and Sunrise Educational Services,
                  Inc.(20)

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

      10.33       Form of Credit and Security Agreement between Imperial Bank and Sunrise Educational Services, Inc. dated April 24, 1997.
                  (22)

      11          Statement re Computation of Per Share Earnings (Loss).

      23.1        Consent of PricewaterhouseCoopers LLP.

      23.2        Consent of Arthur Andersen LLP

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