Form 10-K/A
period 1999-06-30
TESSERACT GROUP INC
filed 1999-10-22
CIK 873601

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                        Amendment No. 1 to Form 10-K on
                                    FORM 10-K/A



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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


    At September 30, 1999, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $22,617,015 based upon the closing sale price of the common stock on such date, as reported on The Nasdaq Stock Market.



    At September 30, 1999, the number of shares of common stock outstanding was 9,780,331.


                       DOCUMENTS INCORPORATED BY REFERENCE

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


To assist the Company in complying with all of these regulations, TesseracT recently "outsourced" the processing of this function to Arthur Andersen LLP. (See footnote 17 included in the accompanying financial statements under Item 14 herein)


INSURANCE

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

ITEM 2.  PROPERTIES


At September 15, 1999, the Company operated 37 school sites, including 24 preschool centers, 4 private schools, 17 charter schools, and 5 college campuses. Primarily all of the facilities are leased by the Company. The leases generally include option renewal periods of 5 to 25 years, at the Company's discretion. Each of the leases contain provisions for lease payment increases based on the Consumer Price Index or other similar formulas. The Company is generally responsible for taxes, insurance, maintenance, and other expenses related to the operation of the leased facilities.


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

PRICE RANGE OF COMMON STOCK:


                                   COMMON STOCK PRICE
                                   ------------------
1999                               HIGH           LOW
                                   ------------------
First Quarter                      $5.00        $2.69
Second Quarter                      4.00         2.38
Third Quarter                       5.00         2.81
Fourth Quarter                      3.63         2.63

1998

First Quarter                      $6.25        $4.13
Second Quarter                      5.63         4.31
Third Quarter                       6.63         4.06
Fourth Quarter                      6.31         4.81


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

(In thousands, except per share amounts)


                                                                    Year Ended June 30,
                                            1999            1998            1997           1996            1995
                                         ---------       ---------       ---------      ---------       ---------
STATEMENT OF OPERATIONAL
   DATA:
     Revenue                             $  37,276       $  15,294       $   4,835      $ 115,090       $ 213,582
     School operating profit (loss)          3,862             409           1,082         (2,672)         (3,745)
     Net earnings (loss)                   (10,689)         (3,437)            566         (9,507)         (7,443)
     Net earnings (loss) per common
       share (diluted)                       (1.12)           (.40)            .08          (1.27)          (1.09)
     Weighted average shares
       outstanding                           9,579           8,574           7,501          7,477           6,822


                                                                 Year Ended June 30,
                                          1999           1998          1997          1996          1995
                                        --------       --------      --------      --------      --------
BALANCE SHEET DATA:
   Working capital (deficit)            $(10,478)      $  3,269      $ 20,054      $ 12,927      $ (6,986)
   Long-term marketable securities          --             --            --           7,322        28,972
   Total assets                           63,224         49,263        29,057        29,684        43,481
   Long-term debt                         21,605          8,578          --             309           636
   Shareholders' equity                   22,760         32,749        24,880        24,312        29,825

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


For the year ended June 30, 1999, the results of operations for Preschool Services, Inc. ("PSI"), a Hawaii non-profit corporation, have been combined in the accompanying consolidated financial statements due to implied control. (See
Note 2 of the consolidated financial statements contained in Item 14 herein). The results were immaterial for fiscal 1998 and were not combined.


Operating results for the year ended June 30, 1997, reflect the operations of the two private schools owned and operated by the Company during 1997.

RESULTS OF OPERATIONS


COMPARISON OF THE YEARS ENDED JUNE 30, 1999 AND 1998. Total revenue in 1999 increased 144% to $37,276,000 as compared to $15,294,000 in 1998. This increase is primarily the result of a full year's operation related to the acquisitions of Sunrise and ABC and an increase in the number of charter schools open during 1999. During 1999, the Company provided services to approximately 1,257 private school students and 480 charter school students.



Operating expenses, representing costs directly associated with the school operations, were $33,414,000 in 1999 compared to $14,885,000 in 1998. The increase primarily relates to a full year of costs associated with the operations of Sunrise and ABC along with costs associated with the increased private and charter schools open during 1999, as discussed above.


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


Selling, general, and administrative expenses in 1999 were $9,404,000 or 25.2% of revenue compared to $4,469,000 or 29.2% of revenue in 1998. The increase reflects added personnel, travel and other costs associated with establishing necessary administrative support for anticipated growth, and costs associated with other acquisition opportunities pursued by the Company during 1999.


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


Management continues to pursue various options in order to provide necessary financing. As discussed in Note 18 to the consolidated financial statements, management's plans to resolve near term cash flow issues include the following transactions:


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


In July 1999, PricewaterhouseCoopers LLP. was appointed by the Board of Directors as the Company's independent public accountant.

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


      EXHIBIT
      NUMBER      EXHIBIT DESCRIPTION
      3.1         Restated Articles of Incorporation of the Company, as
                  amended. (1)

      3.2         By-Laws of the Company. (2)

      4.1         Specimen Certificate of Common Stock. (1)

      4.2         Share Rights Plan dated September 8, 1993. (3)

      10.1*       Employment Agreement between the Company and Philip E.
                  Geiger dated August 10, 1993. (4)

      10.2* 1988 The TesseracT Group, Inc. Stock Option Plan, as amended. (5)

      10.3* Employment Agreement between the Company and John T. Golle dated January 1, 1991. (6)

      10.4*       Amendment to Employment Agreement between the Company and
                  John T. Golle dated September 8, 1993. (7)

      10.5*       1992 The TesseracT Group, Inc. Long-Term Executive Stock
                  Option Plan, as amended. (8)

      10.6*       Amendment to Employment Agreement between the Company and
                  John T. Golle dated March 20, 1992. (9)

      10.7        Lease dated June 9, 1998, between EduCorp Properties, Inc.
                  as lessor and The TesseracT Group, Inc. as lessee. (1)

      10.8        Amended and Restated Lease dated June 9, 1998, between
                  EduCorp Properties, Inc. as lessor and The TesseracT Group,
                  Inc. as lessee. (1)

      10.9*       Employment Agreement dated November 3, 1997, between the
                  Company and Todd K. Severson. (10)

      10.10*      Employment Agreement dated February 16, 1998, between the
                  Company and Tony L. Verbeten. (11)

      10.11       Lease Agreement dated January 31, 1983, between Earl H.
                  Jones and Venture Educational Programs, Inc. (12)

      10.12       Lease Agreement dated April 1, 1984, between McClintock
                  Associates Limited Partnership, an Arizona Limited
                  Partnership, and Venture Educational Programs, Inc. (12)

      10.13       Lease Agreement dated October 24, 1986, between Peoria
                  Investment Company, Inc., an Arizona corporation, and Sunrise
                  Educational Services, Inc., an Arizona corporation.
                  (12)

      10.14       Lease Agreement dated October 16, 1986, between Sun School I
                  Limited Partnership, an Arizona limited partnership, and
                  Sunrise Educational Services, Inc., an Arizona corporation.
                  (12)

      10.15       Lease Agreement dated April 1, 1986, between Sunrise
                  Partners, an Arizona corporation, and Sunrise Educational
                  Services, Inc., an Arizona corporation. (12)

      10.16       Lease Agreement dated February 5, 1987 between Sun School II
                  Limited Partnership, an Arizona limited partnership, and
                  Sunrise Educational Services, Inc., an Arizona corporation.
                  (12)

      10.17       Lease Agreement dated June 26, 1987, between Huber Farm
                  Service of Phoenix, Inc., an Arizona corporation and Sunrise
                  Educational Services, Inc., an Arizona corporation. (12)

      10.18       Lease Agreement, dated July 29, 1988, between Sunrise
                  Educational Services, Inc. and Investad, Inc. (13)

      10.19       Lease Agreement, dated July 25, 1988, between Sunrise
                  Educational Services, Inc., and LV Properties, an Arizona general partnership. (13)

      10.20       Lease Agreement, dated May 12, 1988, between Sunrise
                  Educational Services, Inc. and Jaymark Komer and Eugene
                  Victor Komer and Ruth Lena Komer, as Trustees of the Komer
                  Family Trust dated December 30, 1980. (13)

      10.21       Lease Agreement, dated July 29, 1988, between Sunrise
                  Educational Services, Inc. and Kailua Beach Center, Inc. (13)

      10.22       Lease Agreement, dated January 11, 1988, between Sunrise
                  Educational Services, Inc. and Mercado Developers. (14)

      10.23       Amendment of Lease Agreement dated March 8, 1990, between
                  Sunrise Educational Services, Inc. and Jaymark Komer and
                  Komer Family Trust dated May 12, 1988. (15)

      10.24       Purchase Agreement and Registration Rights Agreement dated
                  April 6, 1990, between Sunrise Educational Services, Inc.
                  and Lepercq Capital Management, Inc. (16)

      10.25       Lease Agreement, dated July 1, 1991, between Sunrise
                  Educational Services, Inc. and Maruni Arizona, Inc. (17)

      10.26       Purchase Agreement, dated November 18, 1991, between Sunrise
                  Educational Services, Inc., LN Investment Capital Limited
                  Partnership, Lepercq Investment Limited Partnership II and LN
                  Investment Capital Limited Partnership II. (18)

      10.27       Amendment of Lease Agreement dated July 22, 1998, between
                  Sunrise Educational Services, Inc. and Jaymark Komer and
                  Komer Family Trust. (19)

      10.28       Management Agreement, dated November 14, 1993, between
                  United Church of Christ and Sunrise Educational Services,
                  Inc. (20)

      10.29       Term Sheet Agreement, dated December 7, 1992, between Joy of
                  Christ Lutheran Church and Sunrise Educational Services,
                  Inc.(21)

      10.30       Agreement between Lutheran Church of Honolulu and Sunrise
                  Educational Services, Inc., dated May 19, 1993. (22)

      10.31       Administrative Services Agreement, License, and Equipment
                  Lease, dated February 1, 1994, between Sunrise Educational
                  Services, Inc., and Preschool Services, Inc. (20)

      10.32       Asset Purchase Agreement between Children's Choice Learning
                  Center, Inc. and Sunrise Preschool, Inc. dated June 26,
                  1996, with one amendment dated June 28, 1996. (22)

      10.33       Form of Credit and Security Agreement between Imperial Bank and Sunrise Educational Services, Inc. dated April 24, 1997.
                  (23)

      10.34* Employment Agreement dated March 15, 1999, between the Company and Lucian P. Spataro, Jr.

      10.35* Employment Agreement dated April 28, 1999, between the Company and Richard C. Yonker.

      10.36 Securities Purchase Agreement dated March 31, 1999, between the Company and Pioneer Venture Fund, L.L.C. ("Pioneer").

      10.37       12% Convertible Note dated March 31, 1999, issued to Pioneer.

      10.38       12% Convertible Note dated April 16, 1999, issued to Pioneer.

      10.39       12% Convertible Note dated May 17, 1999, issued to Pioneer.

      10.40       12% Convertible Note dated June 9, 1999, issued to Pioneer.

      11          Statement re Computation of Per Share Earnings (Loss). (24)

      23.1        Consent of PricewaterhouseCoopers LLP. (24)

      23.2        Consent of Arthur Andersen LLP. (24)

      27          Financial Data Schedule (EDGAR version only). (24)



      ------------------------------
                  * Management contract or compensatory plan or arrangement.


      (1) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.



      (2) Incorporated herein by reference to Exhibit 3.3 to the Company's Form S-18 Registration Statement (Registration Number 33-39481-C).



      (3) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.



      (4) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 1994.



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



      (23) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1996.



      (24) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

THE TESSERACT GROUP, INC.                             [DRAFT]
INDEX TO FINANCIAL STATEMENTS




                                                                          Page
Report of Independent Public Accountants - PricewaterhouseCoopers LLP      20

Report of Independent Public Accountants - Arthur Andersen LLP             21

Consolidated Statements of Operations                                      22

Consolidated Balance Sheets                                                23

Consolidated Statements of Shareholders' Equity                            24

Consolidated Statements of Cash Flows                                      25

Notes to Consolidated Financial Statements                                26-39

Schedule II - Valuation and Qualifying Accounts                            40

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

Phoenix, Arizona
September 27, 1999

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



                                                     ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
September 3, 1998

THE TESSERACT GROUP, INC.                             [DRAFT]
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)

                                                           Year Ended June 30,
                                                  --------------------------------------
                                                    1999           1998           1997
                                                  --------       --------       --------
REVENUE:
  School tuition and other                        $ 37,276       $ 15,294       $  4,835

OPERATING EXPENSES:
  Personnel costs                                   19,309          7,269          2,487
  Site operating costs                               7,230          4,061            749
  Insurance, taxes, rent and other                   4,156          2,437            299
  Depreciation and amortization                      2,719          1,118            218
                                                  --------       --------       --------

                                                    33,414         14,885          3,753
                                                  --------       --------       --------

SCHOOL OPERATING PROFIT (LOSS)                       3,862            409          1,082
                                                  --------       --------       --------

NEW SCHOOL DEVELOPMENT COSTS                           967            646            363
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         9,404          4,469          3,421
RESTRUCTURING AND RELOCATION EXPENSES                1,654             --             --
SCHOOL CLOSURE EXPENSES                              2,205             --             --
                                                  --------       --------       --------

OPERATING LOSS                                     (10,368)        (4,706)        (2,702)
                                                  --------       --------       --------

OTHER INCOME (EXPENSE):
  Settlement income                                    650            650          1,900
  Investment income                                    284            744          1,385
  Interest expense                                  (1,255)          (125)           (17)
                                                  --------       --------       --------

                                                      (321)         1,269          3,268
                                                  --------       --------       --------

Earnings (loss) before income tax expense          (10,689)        (3,437)           566

Income tax expense                                      --             --             --

Net earnings (loss)                               $(10,689)      $ (3,437)      $    566
                                                  ========       ========       ========

Net earnings (loss) per common share
  (basic and diluted)                             $  (1.12)      $   (.40)      $    .08
                                                  ========       ========       ========

Weighted average common shares outstanding
  (basic and diluted)                                9,579          8,574          7,501
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

INTANGIBLE ASSETS: Intangible assets are a result of business acquisitions, which include costs in excess of net assets acquired, non-compete agreements, and customer base. Intangibles are stated at cost and are being amortized on a straight-line basis over various periods up to 25 years. Amortization expense for the years ended June 30, 1999, 1998, 1997 was $731,000, $426,000 and $0,
respectively. The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of cash flows as well as other factors, such as business trends and prospects and other market conditions.

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


STOCK-BASED COMPENSATION: Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123") defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25 ("APB 25"), provided pro forma disclosures of net income are made as if the fair value based method of accounting defined in FAS 123 had been applied. The Company has elected to continue to measure compensation expense under APB 25. See Note 12 for required pro forma disclosures.


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


NOTE 5 - CONCENTRATION OF CREDIT RISK


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


NOTE 6 - MARKETABLE SECURITIES


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


NOTE 8 - LINES OF CREDIT


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


NOTE 10 - LONG -TERM OBLIGATIONS


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


NOTE 11 - OPERATING LEASES


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


NOTE 12 - SHAREHOLDERS' EQUITY


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



NOTE 13 - INCOME TAXES


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of June 30 are as follows:




                                                    1999             1998
                                               --------------    --------------
Federal net operating loss benefit, net of
  amount to be credited to equity              $    9,915,000    $    7,240,000
Capital loss carryforward benefit                     701,000           701,000
Accrued expenses                                       61,000           411,000
Other                                                 378,000           444,000
                                               --------------    --------------
                                                   11,055,000         8,796,000
Valuation allowance                               (11,055,000)       (8,796,000)
                                               --------------    --------------

Net deferred income taxes                      $     -           $     -
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


NOTE 14 - SEGMENT INFORMATION


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


As more fully described in Note 8, the Company currently has a $5,000,000 working capital line of credit from a related party. Total borrowings outstanding at June 30, 1999, totaled $4,999,000. The line of credit is due and payable on September 30, 1999. The Company has the option to extend payment until March 31, 2000, with the issuance of warrants for the purchase of additional 250,000 shares of the Company's common stock at $3.00 per share. At March 31, 2000, if unpaid, the related party holder of the note can elect to convert the debt into the Company's common stock at $1.00 per share for each dollar owed.



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


NOTE 17 - COMMITMENTS AND CONTINGENCIES


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


NOTE 18 - GOING CONCERN MATTERS


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


NOTE 19 -- SUPPLEMENTAL CASH FLOW DISCLOSURE

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



NOTE 20 - SUBSEQUENT EVENTS


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

                                             THE TESSERACT GROUP, INC.



                                             By /s/ Richard C. Yonker
                                             ------------------------
                                             Richard C. Yonker
Date: October 20, 1999                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ John T. Golle                                            October 20, 1999
--------------------------------------
John T. Golle
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)



/s/ Robert I. Karon                                          October 20, 1999
--------------------------------------
Robert I. Karon
Director



/s/ Gale R. Mellum                                           October 20, 1999
--------------------------------------
Gale R. Mellum
Director



/s/ Benjamin Nazarian                                        October 20, 1999
--------------------------------------
Benjamin Nazarian
Director



/s/ Martha Taylor Thomas                                     October 20, 1999
--------------------------------------
Martha Taylor Thomas
Director



/s/ Harold Nelkin                                            October 20, 1999
--------------------------------------
Harold Nelkin
Director



/s/ Richard C. Yonker                                        October 20, 1999
--------------------------------------
Richard C. Yonker
Chief Financial Officer
(Principal Financial and Accounting Officer)

]                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER      EXHIBIT DESCRIPTION

      3.1 Restated Articles of Incorporation of the Company, as amended. (1)

      3.2         By-Laws of the Company. (2)

      4.1         Specimen Certificate of Common Stock. (1)

      4.2         Share Rights Plan dated September 8, 1993. (3)


      10.1*       Employment Agreement between the Company and Philip E.
                  Geiger dated August 10, 1993. (4)

      10.2* 1988 The TesseracT Group, Inc. Stock Option Plan, as amended. (5)

      10.3* Employment Agreement between the Company and John T. Golle dated January 1, 1991. (6)

      10.4*       Amendment to Employment Agreement between the Company and
                  John T. Golle dated September 8, 1993. (7)

      10.5*       1992 The TesseracT Group, Inc. Long-Term Executive Stock
                  Option Plan, as amended. (8)

      10.6*       Amendment to Employment Agreement between the Company and
                  John T. Golle dated March 20, 1992. (9)

      10.7        Lease dated June 9, 1998, between EduCorp Properties, Inc.
                  as lessor and The TesseracT Group, Inc. as lessee. (1)

      10.8        Amended and Restated Lease dated June 9, 1998, between
                  EduCorp Properties, Inc. as lessor and The TesseracT Group,
                  Inc. as lessee. (1)

      10.9*       Employment Agreement dated November 3, 1997, between the
                  Company and Todd K. Severson. (10)

      10.10*      Employment Agreement dated February 16, 1998, between the
                  Company and Tony L. Verbeten. (11)

      10.11       Lease Agreement dated January 31, 1983, between Earl H.
                  Jones and Venture Educational Programs, Inc. (12)

      10.12       Lease Agreement dated April 1, 1984, between McClintock
                  Associates Limited Partnership, an Arizona Limited
                  Partnership, and Venture Educational Programs, Inc. (12)

      10.13       Lease Agreement dated October 24, 1986, between Peoria
                  Investment Company, Inc., an Arizona corporation, and Sunrise
                  Educational Services, Inc., an Arizona corporation.
                  (12)

      10.14       Lease Agreement dated October 16, 1986, between Sun School I
                  Limited Partnership, an Arizona limited partnership, and
                  Sunrise Educational Services, Inc., an Arizona corporation.
                  (12)

      10.15       Lease Agreement dated April 1, 1986, between Sunrise
                  Partners, an Arizona corporation, and Sunrise Educational
                  Services, Inc., an Arizona corporation. (12)

      10.16       Lease Agreement dated February 5, 1987 between Sun School II
                  Limited Partnership, an Arizona limited partnership, and
                  Sunrise Educational Services, Inc., an Arizona corporation.
                  (12)


      10.17       Lease Agreement dated June 26, 1987, between Huber Farm
                  Service of Phoenix, Inc., an Arizona corporation and Sunrise
                  Educational Services, Inc., an Arizona corporation. (12)

      10.18       Lease Agreement, dated July 29, 1988, between Sunrise
                  Educational Services, Inc. and Investad, Inc. (13)

      10.19       Lease Agreement, dated July 25, 1988, between Sunrise
                  Educational Services, Inc., and LV Properties, an Arizona general partnership. (13)

      10.20       Lease Agreement, dated May 12, 1988, between Sunrise
                  Educational Services, Inc. and Jaymark Komer and Eugene
                  Victor Komer and Ruth Lena Komer, as Trustees of the Komer
                  Family Trust dated December 30, 1980. (13)

      10.21       Lease Agreement, dated July 29, 1988, between Sunrise
                  Educational Services, Inc. and Kailua Beach Center, Inc. (13)

      10.22       Lease Agreement, dated January 11, 1988, between Sunrise
                  Educational Services, Inc. and Mercado Developers. (14)

      10.23       Amendment of Lease Agreement dated March 8, 1990, between
                  Sunrise Educational Services, Inc. and Jaymark Komer and
                  Komer Family Trust dated May 12, 1988. (15)

      10.24       Purchase Agreement and Registration Rights Agreement dated
                  April 6, 1990, between Sunrise Educational Services, Inc.
                  and Lepercq Capital Management, Inc. (16)

      10.25       Lease Agreement, dated July 1, 1991, between Sunrise
                  Educational Services, Inc. and Maruni Arizona, Inc. (17)

      10.26       Purchase Agreement, dated November 18, 1991, between Sunrise
                  Educational Services, Inc., LN Investment Capital Limited
                  Partnership, Lepercq Investment Limited Partnership II and LN
                  Investment Capital Limited Partnership II. (18)

      10.27       Amendment of Lease Agreement dated July 22, 1998, between
                  Sunrise Educational Services, Inc. and Jaymark Komer and
                  Komer Family Trust. (19)

      10.28       Management Agreement, dated November 14, 1993, between
                  United Church of Christ and Sunrise Educational Services,
                  Inc. (20)

      10.29       Term Sheet Agreement, dated December 7, 1992, between Joy of
                  Christ Lutheran Church and Sunrise Educational Services,
                  Inc.(21)

      10.30       Agreement between Lutheran Church of Honolulu and Sunrise
                  Educational Services, Inc., dated May 19, 1993. (21)

      10.31       Administrative Services Agreement, License, and Equipment
                  Lease, dated February 1, 1994, between Sunrise Educational
                  Services, Inc., and Preschool Services, Inc. (20)


      10.32       Asset Purchase Agreement between Children's Choice Learning
                  Center, Inc. and Sunrise Preschool, Inc. dated June 26,
                  1996, with one amendment dated June 28, 1996. (22)

      10.33       Form of Credit and Security Agreement between Imperial Bank and Sunrise Educational Services, Inc. dated April 24, 1997.
                  (23)

      10.34* Employment Agreement dated March 15, 1999, between the Company and Lucian P. Spataro, Jr.

      10.35* Employment Agreement dated April 28, 1999, between the Company and Richard C. Yonker.

      10.36 Securities Purchase Agreement dated March 31, 1999, between the Company and Pioneer Venture Fund, L.L.C. ("Pioneer").


      10.37       12% Convertible Note dated March 31, 1999, issued to Pioneer.

      10.38       1% Convertible Note dated April 16, 1999, issued to Pioneer.

      10.39       1% Convertible Note dated May 17, 1999, issued to Pioneer.

      10.40       1% Convertible Note dated June 9, 1999, issued to Pioneer.


      11          Statement re Computation of Per Share Earnings (Loss). (24)


      23.1        Consent of PricewaterhouseCoopers LLP. (24)

      23.2        Consent of Arthur Andersen LLP. (24)

      27          Financial Data Schedule (EDGAR version only). (24)


      ------------------------------
                  * Management contract or compensatory plan or arrangement.

      (1) Incorporated by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended
                  June 30, 1998.


      (2) Incorporated herein by reference to Exhibit 3.3 to the Company's Form S-18 Registration Statement (Registration Number 33-39481-C).

      (3) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

      (4) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 1994.


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



      (23) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1996.


      (24) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.