Form 10-Q
period 1999-09-30
TESSERACT GROUP INC
filed 1999-11-15
CIK 873601

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (MARK ONE)

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended September 30, 1999

          Or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _______________ to ________________.

                                    Commission File Number 1-11111

                            THE TESSERACT GROUP, INC.

          Minnesota                                       41-1581297
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

        9977 North 90th Street
             Suite 180
        Scottsdale, Arizona                                          85258
(Address of principal executive offices)                           (Zip Code)

(480) 767-2300              (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No ___

As of September 30, 1999, there were issued and outstanding 9,780,331 shares of Common Stock, Par value $.01 per share.

                            THE TESSERACT GROUP, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1999






PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                                                                                              PAGE
                                                                                              NUMBER
Condensed consolidated balance sheets as of
      September 30, 1999 (Unaudited)  and June 30, 1999                                         3

Condensed consolidated statements of operations for                                             4
      the three months ended September 30, 1999 and 1998 (Unaudited)

Condensed consolidated statements of cash flows for the
      three months ended September 30, 1999 and 1998 (Unaudited)                                5

Notes to condensed consolidated financial statements                                            6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                               10

PART II.  OTHER INFORMATION                                                                    16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                       16


Signatures                                                                                     17

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            THE TESSERACT GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(DOLLARS IN THOUSANDS)                                September 30,     June 30,
                                                          1999            1999
ASSETS                                                  (Unaudited)
                                                        --------        --------
CURRENT ASSETS
   Cash and cash equivalents                            $  2,196        $  2,545
   Settlement receivable                                      --             650

   Accounts receivable, net                                3,300           1,958
   Other current assets                                    2,034           2,228
                                                        --------        --------
        TOTAL CURRENT ASSETS                               7,530           7,381

INTANGIBLE ASSETS, NET                                    17,107          17,291
FURNITURE, FIXTURES AND EQUIPMENT, NET                    35,780          37,002
OTHER ASSETS                                               1,378           1,550
                                                        --------        --------
                                                        $ 61,795        $ 63,224
                                                        ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Lines of credit                                      $  5,999        $  5,999
   Accounts payable                                        3,106           1,999
   Other current liabilities                              31,667           9,861
                                                        --------        --------
          TOTAL CURRENT LIABILITIES                       40,772          17,859

LONG-TERM OBLIGATIONS                                        913          21,615
OTHER                                                        401             990
                                                        --------        --------
                                                          42,086          40,464
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value, 5,000,000
        Shares authorized; no shares issued and
        Outstanding
   Common stock, $.01 par value, 25,000,000
        Shares authorized, issued and outstanding
        at September 30, 1999 9,780,331 and
        9,780,331 at June 30, 1999                            98              98
   Additional paid-in capital                             58,711          58,371
   Accumulated deficit                                   (39,100)        (35,709)
                                                        --------        --------
TOTAL SHAREHOLDERS' EQUITY                                19,709          22,760

                                                        $ 61,795        $ 63,224
                                                        ========        ========

See notes to condensed consolidated financial statements.

                           THE TESSERACT GROUP, INC.
                       CONDENSED CONSOLIDATED STATEMENTS
                                 OF OPERATIONS
                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED
 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           SEPTEMBER 30,
                                                                 1999           1998
                                                                -------        -------
REVENUE:
   School tuition and other                                     $ 9,954        $ 6,905

   PROGRAM RELATED COSTS                                          6,088          3,977
                                                                -------        -------

   PROGRAM OPERATING PROFIT                                       3,866          2,928

   OPERATING EXPENSES                                             5,839          5,349
                                                                -------        -------

LOSS FROM OPERATIONS BEFORE DEPRECIATION AND AMORTIZATION
        AND INCOME TAX EXPENSE                                   (1,973)        (2,421)

DEPRECIATION AND AMORTIZATION                                      (855)          (619)
OTHER INCOME (EXPENSE)                                             (563)            99
                                                                -------        -------

LOSS BEFORE INCOME TAX EXPENSE                                   (3,391)        (2,941)

INCOME TAX EXPENSE                                                   --             --
                                                                -------        -------

NET LOSS                                                        $(3,391)       $(2,941)

NET LOSS PER COMMON SHARE
  (Basic and diluted)                                           $ (0.35)       $ (0.31)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   (Basic and diluted)                                            9,780          9,577


See notes to condensed consolidated financial statements.

                            THE TESSERACT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
(IN THOUSANDS)                                                      SEPTEMBER 30,

                                                                 1999           1998
                                                                -------        -------
OPERATING ACTIVITIES
   Net Loss                                                     $(3,391)       $(2,941)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
        Depreciation and amortization                               855            619
        Changes in operating assets and liabilities               3,659          2,744
                                                                -------        -------
        Net cash provided by operating activities                 1,123            422
                                                                -------        -------
INVESTING ACTIVITIES
   Additions to property and equipment                           (1,749)        (6,896)
   Cash of Preschool Services, Inc.                                  --          1,137
                                                                -------        -------
         Net cash used in investing activities                   (1,749)        (5,759)
                                                                -------        -------
FINANCING ACTIVITIES
   Proceeds from exercise of stock options                           --             30
   Proceeds from financing transactions                             695          5,247
   Repayment of long-term debt                                     (418)          (543)
                                                                -------        -------

        Net cash provided by financing activities                   277          4,734
                                                                -------        -------
DECREASE IN CASH AND CASH EQUIVALENTS                              (349)          (603)
Cash and cash equivalents at beginning of period                  2,545          5,543
                                                                -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 2,196        $ 4,940
                                                                =======        =======

SUPPLEMENTAL CASH FLOW DISCLOSURE:


Non-Cash transaction                                                           1999            1998
                                                                             -------        --------

   Furniture, fixtures and equipment written off the closed school reserve    $1,391          $   --
   Loss on sale of closed school charged to the closed school reserve         $  250          $   --
   Issuance of Warrants                                                       $  340          $   --


See notes to condensed consolidated financial statements.

                            THE TESSERACT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


1.   BASIS OF PRESENTATION

The accompanying unaudited and condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

2. ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Due to implied control of Preschool Services, Inc. ("PSI"), a Hawaii non-profit corporation, the accounts of PSI have been combined in the Company's financial statements as of and for the year ended June 30, 1999. The accounts of PSI for the period from July 1 through September 30, 1999 were not included in the condensed consolidated financial statements due to the establishment of an independent board of directors by PSI resulting in the lack of implied control by the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and contingency disclosures included in the financial statements. Ultimate results could differ from these estimates.

REVENUE RECOGNITION

Revenue is recognized as services are performed. During the three months ended September 30, 1999, the Company operated schools located in Texas and Washington D.C., under management contracts with two 501(c)(3) organizations. Revenue is recognized for schools under management contracts as management fees are earned and for reimbursable costs as incurred by the Company for the operations of the schools as defined under the terms of the contracts. Total revenue recognized under the management contracts totaled $852,000 for the three months ended September 30, 1999.

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported results of operations or shareholders' equity.

3. CONCENTRATION OF CREDIT RISK

The Company receives a significant amount of charter school revenue from state and federal agencies. As of and for the three months ended September 30, 1999, approximately 26% and 25% of the Company's accounts receivable and revenue, respectively, were related to charter funds from state and federal agencies. A significant amount of the funds received from the State of Arizona relate to funding for transportation of charter school students. Effective for the Company's fiscal year beginning July 1, 2000, the State of Arizona funding for transportation of charter school students will be significantly reduced. If the Company is unable to secure alternative, additional funding from the State of Arizona for charter school services, the impact of the reduction in funding in transportation services could have a material, adverse impact on the Company's financial position and results of operations. Although management is currently in negotiations with the State of Arizona to resolve this issue, there can be no assurance that these negotiations will be successful or that funds will be obtained sufficient to offset the reduction in transportation funding. Charter school transportation revenue totaled approximately $760,000 for the three months ended September 30, 1999.

4. LONG TERM OBLIGATIONS

During 1999 and 1998, the Company entered into certain sale-leaseback arrangements related to four properties. Under the terms of these agreements, the Company is required to prepay on September 1 of each year, the next 12 months lease payments, estimated property taxes and insurance into a jointly held escrow account. The account is jointly controlled by the lender and the Company. Each month, funds are to be transferred from the escrow account to pay rent, property taxes, or insurance as applicable.

The amount of required annual prepayment due at September 1, 1999 totaled $2,754,000. The Company has not complied with the prepayment requirement. Accordingly, approximately $21 Million of long-term obligations have been reclassified as a current liability in the accompanying condensed consolidated financial statements. The Company is paying rent of $200,000 on a monthly basis relative to these obligations. Since the Company is making monthly payments instead of the annual prepayment, all related and cross-collateralized obligations have been reflected as a current liability in the accompanying condensed consolidated financial statements. If the lender proceeds with default remedies, and the Company is unable to meet the prepayment obligation and fund any additional costs necessary to cure the default, the four related schools may be closed. Revenue from the schools totaled $1,755,000 for the three months ended September 30, 1999.

5. COMMITMENTS AND CONTINGENCIES

TITLE IV PROGRAMS FUNDING:

Participation in the U.S. Department of Education's Title IV programs through the Company's wholly-owned subsidiary, Academy of Business College ("ABC"), is subject to certain financial capability requirements. Due to operating losses incurred by ABC, the financial capability requirements were not met at June 30, 1999. As a result, the Company may be required to post a letter of credit or meet certain cash deposit requirements for at least one-half of the Title IV funds received by ABC during fiscal 1999, which amount to approximately $1,709,000. If the Company is unable to obtain the letter of credit or place the required funds on deposit, ABC's participation in Title IV programs could be suspended. Since a majority of students attending ABC participate in the Title IV program, suspension of these funds without alternative sources available could have a material adverse impact on ABC's financial position and the Company's consolidated financial position and results of operations. Tuition revenue at ABC totaled $639,000 for the three months ended September 30, 1999.

DEVELOPMENT AGREEMENT

During 1999, the Company entered into build-to-suit lease and development agreements with a developer for the construction of two charter schools in Arizona and one charter school in Washington D.C. As of September 30, 1999, the Company has advanced approximately $4,500,000 related to those projects, which is reflected in the accompanying condensed, consolidated financial statements as construction in progress or leasehold improvements. Two of the schools are in operation as of September 30, 1999. Due to the inability of the developer to obtain financing, one of the Arizona schools has not been completed, further construction has been suspended and certain commitments have not been paid by the developer.

As of September 30, 1999, existing commitments related to all three schools and estimated costs to complete the unopened Arizona charter school totaled approximately $7,800,000. Management is in negotiations with the developer to finalize the remaining school and resolve certain issues related to all three of the schools. Although management believes that negotiations with the developer will result in the completion of the unfinished school and resolution of issues at all of these schools, there can be no assurance that these negotiations will be successful. Accordingly, the Company may have to obtain necessary funding for completion. In that event, if the Company is unable to obtain sufficient capital to meet existing commitments and funds necessary for completion, the remaining school would remain unopened and the $4,500,000 advanced by the Company could be at risk.

Several contractors have filed mechanics liens against the Arizona school properties. In addition, a subcontractor has filed suit for foreclosure on its mechanics lien. Management expects the remaining lien-holders will join in the suit. As of October 31, 1999 preliminary notices for mechanics liens totaled $3,972,000.

MANAGEMENT CONTRACTS

In fiscal 1999, the Company entered into management contracts with two 501(c)(3) organizations for the management and operation of charter schools in Texas and Washington D.C. Under the terms of the agreements, the Company will receive a management fee of 12.5% of each school's charter revenue. Funds required for operations are either advanced or reimbursed to the Company and distributed by the Company to cover related operational costs. Under the terms of the agreements, if the schools incur operating losses, the Company incurs such losses only to the extent costs exceed approved budgeted amounts. At September 30, 1999, management does not expect to incur material losses related to these management agreements.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not expect the impact of recently issued accounting standards that are not yet effective to have a material impact on the Company's financial position or results from operations.

6. SEGMENT INFORMATION

Information by reportable segment for the three months ended September 30, 1999 is as follows: (in thousands)

                  Preschool      Charter       Private         College      Corporate
Revenue            $ 4,188       $ 3,372       $ 1,755        $   639        $  --
                   -------       -------       -------        -------        --------

Income
before taxes       $    45       $   310       $(1,032)       $  (271)       $(2,443)
                   -------       -------       -------        -------        -------

7. RELATED PARTY TRANSACTIONS

A member of the Board of Directors and shareholder provides legal services to the Company. Total amounts incurred for these related party services totaled $35,000 for the three months ended September 30, 1999. The Company currently has a $5,000,000 line of credit from a related party. Total borrowings outstanding at September 30, 1999 totaled $4,999,000. When the line of credit became due and payable on September 30, 1999, management exercised its option to extend the due date until March 30, 2000 with the issuance of a warrant for the purchase of 250,000 shares of the Company's common stock at $3.00 per share. Interest expense of $340,000, calculated using the Black Sholes model, will be amortized over the extended due date period. At March 31, 2000, if unpaid, the related party holder of the note may elect to convert the debt into the Company's common stock at $1.00 per share for each dollar then owed.



8. GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course or business. As shown in the financial statements, the Company incurred a net loss of $3,391,000 for the three months ended September 30, 1999 and had negative working capital of $33,242,000 and an accumulated deficit of $39,100,000. These factors, among other things, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has plans in process to resolve near-term cash flow issues and believes that if it can finalize financing alternatives along with achieving projected improvement in operating results for the remainder of the fiscal year, the Company will generate sufficient resources to permit uninterrupted performance of its operating obligations as currently structured and anticipated. There can be no assurance, however, that the financing alternatives will be available to the Company on acceptable terms or when necessary.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

Revenue for the three months ended September 30, 1999 increased 44% to $9,954,000 as compared to $6,905,000 for the same period in the prior year. The increase in revenue over the prior year is due primarily to an increase in student enrollment at TesseracT schools. Total students served in TesseracT schools increased from 5,200 to 6,500 as of September 30, 1998 and 1999, respectively.

Program related costs totaled $6,088,000 and $3,977,000, or 61% and 58% of revenue for the three months ended September 30, 1999 and 1998, respectively. The 3% increase in program related costs as a percentage of revenue is due primarily to start-up costs related to the opening of four new charter schools and the expansion of the Company's Scottsdale, Arizona private school.

Operating expenses totaled $5,839,000 and $5,349,000, or 59% and 77% of revenue for the three months ended September 30, 1999 and 1998, respectively. The increase in operating expenses in total dollars and a decrease as a percentage of related sales is primarily due to disproportionately high costs in the prior year related to expenses associated with the acquisitions of Sunrise and ABC.

The provision for depreciation and amortization increased to $855,000 as compared to $619,000 for the three months ended September 30, 1999 and 1998, respectively. The increase is due primarily to capital lease treatment and related interest charge for four of the Company's private school sites, and an overall increase in the Company's furniture, fixtures and equipment from $26,254,000 at September 30, 1998 to $35,780,000 at September 30, 1999.

Other expenses totaled $563,000 for the three months ended September 30, 1999 as compared to other income of $99,000 for the same period in the prior year. The change is due primarily to an increase in interest expense for property held under capital leases and an increase in debt as compared to the previous year's comparable quarter.

The Company reported a net loss of $3,391,000 or $0.35 per share as compared to $2,941,000 or $0.31 per share for the three months ended September 30, 1999 and 1998, respectively. The increased net loss is due to growth related start-up costs as previously described, additional interest charges and additional administrative costs necessary to support this growth.

CAPITAL RESOURCES AND LIQUIDITY

During the three months ended September 30, 1999, net cash provided by operating activities totaled $1,123,000 primarily due to changes in operating assets and liabilities, offset by the net loss incurred during the three-month period.

Net cash used by investing activities totaled $1,749,000 for the three months ended September 30, 1999. The use of cash was primarily related to the acquisition of furniture, fixtures and equipment related to opening new schools in the current quarter.

Net cash provided from financing transactions for the three months ended September 30, 1999 totaled $277,000.

TITLE IV FUNDING

As discussed in Note 5 to the condensed consolidated financial statements, the financial capability tests as required under Title IV of the U.S. Department of Education have not been met by ABC, a wholly-owned subsidiary of the Company. As a result, it appears likely that the Company will be required to post a letter of credit or equivalent of approximately $850,000 which represents one-half of Title IV funds received by ABC during fiscal 1999. Management is pursuing various options to obtain the letter of credit or equivalent deposit as required. However, there can be no assurance that such arrangements will be finalized or obtained prior to the date required. In the event the Company is unable to comply with the requirement, Title IV funds would be unavailable for ABC students. Since the majority of students attending ABC as of September 30, 1999 participate in the Title IV program, non compliance would have a material, adverse impact on ABC's financial position and results from operations.


CHARTER SCHOOL REVENUE

The Company receives a significant amount of charter school revenues from state and federal agencies. As of and for the three months ended September 30, 1999, approximately 26% and 25% of the Company's accounts receivable and revenue, respectively, were related to charter funds from state and federal agencies. A significant amount of the funds received from the State of Arizona relate to funding for transportation of charter school students. Effective for the Company's fiscal year beginning July 1, 2000, the State of Arizona funding for transportation of charter school students will be significantly reduced. If the Company is unable to secure alternative, additional funding from the State of Arizona for charter school services, the impact of the reduction in funding in transportation services could have a material, adverse impact on the Company's financial position and results of operations. Although management is currently in negotiations with the State of Arizona to resolve this issue, there can be no assurance that these negotiations will be successful or that the Company will be able to obtain funds sufficient to offset the reduction in transportation funding. Charter school transportation revenue totaled approximately $760,000 for the three months ended September 30, 1999.

DEBT COMPLIANCE

During 1999 and 1998, the Company entered into certain sale-leaseback arrangements related to four properties. Under the terms of these agreements, the Company is required to prepay on September 1 of each year, the next 12 months lease payments, estimated property taxes and insurance into an escrow account jointly controlled by the lender and the Company. Each month, with both parties approval, funds are transferred from the escrow account to pay rent, property taxes, or insurance as applicable.

At September 1, 1999, the Company failed to make a required $2,754,000 prepayment resulting in default under the terms of the agreement. Accordingly, all related and cross-collateralized obligations totaling approximately $21 million has been reflected as a current liability in the accompanying condensed consolidated financial statements. The Company is paying rent of $200,000 related to these obligations on a monthly basis. If the lender proceeds with default remedies, and the Company is unable to obtain financing necessary to meet the prepayment obligation and fund any additional costs necessary to cure the default, the four related schools may be closed. Revenue from these schools totaled $1,755,000 for the three months ended September 30, 1999.

Management is negotiating to cure the default related to these schools with a restructuring of the agreements. There can be no assurance that the Company will be able to finalize this restructuring plan.

The Company currently has a $5,000,000 line of credit from a director. Total borrowings outstanding at September 30, 1999 totaled $4,999,000. The line of credit was due and payable on September 30, 1999. The Company exercised its option to extend the due date until March 31, 2000. In connection with this extension the Company issued a warrant for the purchase of 250,000 shares of the Company's common stock at $3.00 per share. If the line of credit remains unpaid at the holder of the note may elect to convert the debt into the Company's common stock at $1.00 per share for each dollar then owed.

DEVELOPMENT AGREEMENT

During 1999, the Company entered into three build-to-suit lease and development agreements with a developer for the construction of two charter schools in Arizona and one charter school in Washington D.C. As of September 30, 1999, the Company has advanced approximately $4,500,000 related to those projects, which is reflected in the accompanying condensed consolidated financial statements in section 1 herein as construction in progress or leasehold improvements. Two of the schools are in operation as of September 30, 1999. Due to inability of the developer to obtain financing, one of the Arizona schools has not been completed, further construction has been suspended and certain commitments have not been paid by the developer.

As of September 30, 1999, existing commitments related to all three schools and estimated costs to complete the unopened Arizona charter school totaled approximately $7,800,000.

Management is in negotiations with the developer to finalize the remaining school and resolve certain issues related to all three of the schools. Although management believes that negotiations with the developer will result in the completion and resolution of issues at both of these schools, there can be no assurance that these negotiations will be successful. Accordingly, the Company may have to obtain necessary funding for completion. In that event, if the Company is unable to obtain sufficient capital to meet existing commitments for completion, the remaining school would remain unopened and the $4,500,000 advanced by the Company could be at risk.

Several contractors have filed mechanics liens against the Arizona school properties. In addition a subcontractor has filed suit for foreclosure on its mechanics lien. Management expects the remaining lienholders will join in the suit. As of October 31, 1999 preliminary notices for mechanics liens totaled $3,972,000.

GOING CONCERN ISSUE:

The accompanying condensed consolidated financial statements included in Section 1 herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course or business. The Company incurred a net loss of $3,391,000 for the three months ended September 30, 1999, had negative working capital of $33,242,000, and an accumulated deficit of $39,100,000. These factors, among other things, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.


Management believes that if it can finalize some of the financing alternatives that it is pursuing, the Company will generate sufficient resources to ensure uninterrupted performance of its operating obligations as currently structured and anticipated. The Company's continuance as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations in a timely manner, to obtain additional financing as required, and ultimately to attain profitability. There can be no assurance, however, that these sources would be available to the Company on acceptable terms or when necessary.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results may be materially different. These forward-looking statements include, but are not limited to, statements herein regarding the opening of additional private schools, the application for and receipt of additional public charter school contracts and the opening of new charter schools, the completion of future strategic acquisitions, the integration of services into single education facilities, the profitability of existing and new private and public charter schools, the development of partnerships with real estate developers in high growth communities, the ability to secure financing on acceptable terms, and the ability of the Company to compete in the education industry.

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

YEAR 2000 ISSUE

The Year 2000 issue ("Y2K") refers to a condition in computer software where a two-digit field rather than a four-digit field is used to distinguish a calendar year. Unless corrected, some computer programs, hardware and non-information system technology systems could be unable to process information containing dates subsequent to December 31, 1999. As a result, such programs and systems could experience miscalculations, malfunctions or disruptions.

The Company has completed its initial assessment of potential exposure of its own core business information systems for Y2K readiness and is in the process of assessing the readiness of significant suppliers, business partners, banking agencies and governmental agencies.

During the fourth quarter of 1999, the Company entered into an agreement with Arthur Andersen, LLP ("AA") to provide certain agreed upon accounting, tax and information technology services. In connection with the information technology services, the Company has begun a system conversion integrating its current multiple financial systems into a consolidated system and implementing PeopleSoft for all financially significant systems. Management expects the conversion process to be completed for all critical internal information systems prior to the end of 1999. All hardware and software upgrades required for the system's conversion are Y2K compliant.

To date, excluding the cost of upgrading our current information system, the amount the Company has spent on Year 2000 efforts was immaterial. Additionally, excluding the cost of upgrading our current information systems, we currently believe that the additional costs of implementing our Y2K plan will not exceed $100,000 and will not have a material effect on the Company's financial position. These expenditures include our evaluation of our systems and the replacement and upgrading of non-compliant hardware and software. There can be no assurance that the cost estimates associated with the Company's Y2K issues will prove to be accurate or that those actual costs will not have a material adverse effect on the Company's results from operations and financial condition.

The Company is in the process of contacting key business partners asking for assurances that they have taken steps to evaluate their Year 2000 compliance. The Company is not dependent upon a single source for any products or services. In the event a significant supplier, bank or other business partner or vendor is unable to provide products or services to the Company due to a Y2K failure, the Company believes it has adequate alternate sources for such products or services. For the three months ending September 30, 1999, 25% of the Company's revenue was for tuition and programs funded from state and federal sources. Processing of payments due to the Company by state and federal agencies will be handled by their respective computer systems. The Company is in the process of assessing the Y2K state of readiness at these federal agencies and will complete that assessment prior to December 1999. However, any prolonged interruption would have a material adverse impact on the education industry and upon the Company's business, results of operations, liquidity and financial condition.

A significant number of the Company's customers consist of individuals who make tuition payments to the Company on behalf of themselves or their children in exchange for educational services. The ability of these customers to make tuition payments is not expected to be affected by the Year 2000 issue.

The Company has developed a preliminary contingency plan for the IT systems and material non-IT systems that it controls. In the event the Company has not completed the system enhancement to its IT systems prior to January 1, 2000, it will use contingent manual systems as required. Due to the AA agreement, management believes it would be able to respond effectively. The contingency plan for material non-IT systems that the Company controls includes, among other things, investigating the availability and replacement costs of such systems that are not Y2K compliant and adjusting clocks on such non-IT systems that are not date sensitive.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 3.1      Restated Articles of Incorporation of the Company, as amended.(1)
 3.2      By-Laws of the Company.(2)
10        Warrant issued to Pioneer Venture Fund, LLC. dated October 19, 1999
27        Financial Data Schedule (EDGAR) version only).

--------
(1) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

(2) Incorporated by reference to Exhibit 3.3 to the Company's Form S-18 Registration Statement (Registration Number 33-39481-C).


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three-months ended September 30, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999                 THE TESSERACT GROUP, INC.


                                         BY:  /s/ Martha Taylor Thomas
                                              ------------------------------
                                               Martha T. Thomas, Interim
                                               Chief Executive Officer

Date:    November 12, 1999

                                         BY:  /s/ Richard C. Yonker
                                              ------------------------------
                                              Richard C. Yonker, Vice President
                                              Chief Financial Officer