Form 10-Q
period 1999-12-31
TESSERACT GROUP INC
filed 2000-02-22
CIK 873601

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended December 31, 1999

          Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _______________ to ________________.

                         Commission File Number 1-11111

                            THE TESSERACT GROUP, INC.

                      ____________________________________


              Minnesota                                 41-1581297
----------------------------------------    ------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

        3820 E. Ray Road, Suite 2
             Phoenix, Arizona                             85044
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (480) 767-2300
                           -------------------------
              (Registrant's telephone number, including area code)

                        9977 North 90th Street, Suite 180
                           Scottsdale, Arizona, 85258
                    (Former name, former address and former
                   fiscal year, if changed since last report)

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

As of December 31, 1999, there were issued and outstanding 9,900,331 shares of Common Stock, Par value $.01 per share.

                            THE TESSERACT GROUP, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                DECEMBER 31, 1999

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                                           PAGE
                                                                          NUMBER
Condensed consolidated balance sheets as of
      December 31, 1999 (Unaudited) and June 30, 1999                        3

Condensed consolidated statements of operations for
      the six months ended December 31, 1999 and 1998 (Unaudited)            4

Condensed consolidated statements of operations for
      the three months ended December 31, 1999 and 1998 (Unaudited)          5

Condensed consolidated statements of cash flows for the
       six months ended December 31, 1999 and 1998 (Unaudited)               6

Notes to condensed consolidated financial statements                         7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                               14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                       20

PART II. OTHER INFORMATION                                                  20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 20

ITEM 5. OTHER INFORMATION                                                   20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    21

Signatures                                                                  22

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            THE TESSERACT GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 December 31,  June 30,
(DOLLARS IN THOUSANDS)                                               1999        1999
ASSETS                                                           (Unaudited)
                                                                 -----------   --------
CURRENT ASSETS
   Cash and Cash Equivalents                                     $  1,309      $  2,545
   Settlement Receivable                                               --           650
   Accounts Receivable, Net                                         3,755         1,958
   Other Current Assets and Prepaid Rent                            5,871         2,228
                                                                 --------      --------
        TOTAL CURRENT ASSETS                                     $ 10,935         7,381

Intangible Assets, Net                                             14,644        17,291
Property and Equipment, Net                                        33,741        37,002
Deposits and Other Assets                                             612         1,550
                                                                 --------      --------
TOTAL ASSETS                                                       59,932        63,224
                                                                 --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Lines of Credit                                                 5,849         5,999
    Accounts Payable                                                5,549         1,999
    Reserve for Loss on Disposition of ABC                            903            --
    Other Current Liabilities                                      11,207         9,861
                                                                 --------      --------
        TOTAL CURRENT LIABILITIES                                  23,508        17,859

Long  - Term Obligations                                           23,022        21,615
Other                                                                 823           990
                                                                 --------      --------
TOTAL LIABILITIES                                                  47,353        40,464
                                                                 --------      --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred Stock, $.01 par value, 5,000,000 shares
        Authorized; no shares issued and outstanding
   Common Stock, $.01 par value, 25,000,000
        Shares authorized, issued and outstanding
        9,900,331 at December 31, 1999, and
        9,570,803 at June 30, 1999                                     99            98
   Additional Paid-in Capital                                      58,829        58,371
   Accumulated Deficit                                            (46,349)      (35,709)
                                                                 --------      --------
TOTAL SHAREHOLDERS' EQUITY                                         12,579        22,760
                                                                 --------      --------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         $ 59,932      $ 63,224
                                                                 ========      ========

        The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K/A are an
                  integral part of these financial statements.

                            THE TESSERACT GROUP, INC.
                        CONDENSED CONSOLIDATED STATEMENTS
                                  OF OPERATIONS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           DECEMBER 31,
                                                                  1999        1998
                                                                --------    --------
REVENUE:
   School Tuition and Other                                     $ 21,284    $ 15,100

   PROGRAM RELATED COSTS                                          12,522       8,122
                                                                --------    --------

   PROGRAM OPERATING PROFIT                                        8,762       6,978

   OPERATING EXPENSES                                             12,162      10,096
                                                                --------    --------

LOSS FROM CONTINUING OPERATIONS BEFORE DEPRECIATION,
        AMORTIZATION AND INCOME TAX EXPENSE                       (3,400)     (3,118)

DEPRECIATION AND AMORTIZATION                                     (2,002)     (1,165)
INTEREST AND OTHER INCOME (EXPENSE)                               (1,457)        208
                                                                --------    --------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE         (6,859)     (4,075)

INCOME TAX EXPENSE                                                    --          --
                                                                --------    --------

LOSS FROM CONTINUING OPERATIONS                                   (6,859)     (4,075)

DISCONTINUED OPERATIONS (NOTE 7):
  Loss from Operations of ABC                                       (812)       (353)
  Loss on Disposal of ABC, Including Provision of $500,000 for
    Operating Losses During the Phase Out Period                  (2,969)         --
                                                                --------    --------
LOSS FROM DISCONTINUED OPERATIONS                                 (3,781)       (353)

NET LOSS                                                        $(10,640)   $ (4,428)
                                                                ========    ========
NET LOSS PER COMMON SHARE (BASIC AND DILUTED)
  Continuing Operations                                         $  (0.70)   $  (0.42)
  Loss from Discontinued Operations and  Disposal of ABC           (0.39)      (0.04)
                                                                --------    --------
  Net Loss                                                      $  (1.09)   $  (0.46)
                                                                ========    ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (Basic and Diluted)                                              9,814       9,579

        The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K/A are an
                  integral part of these financial statements.

                            THE TESSERACT GROUP, INC.
                        CONDENSED CONSOLIDATED STATEMENTS
                                  OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             DECEMBER 31,
                                                                  1999        1998
                                                                --------    -------
REVENUE:
   School Tuition and Other                                     $ 11,685    $ 8,961

   PROGRAM RELATED COSTS                                           6,574      4,512
                                                                --------    -------

   PROGRAM OPERATING PROFIT                                        5,111      4,449

   OPERATING EXPENSES                                              6,772      5,215
                                                                --------    -------

LOSS FROM CONTINUING OPERATIONS BEFORE DEPRECIATION
        AMORTIZATION AND INCOME TAX EXPENSE                       (1,661)      (766)

DEPRECIATION AND AMORTIZATION                                     (1,223)      (577)

INTEREST AND OTHER INCOME (EXPENSE)                                 (868)       112
                                                                --------    -------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE         (3,752)    (1,231)

INCOME TAX EXPENSE                                                    --         --
                                                                --------    -------

LOSS FROM CONTINUING OPERATIONS                                   (3,752)    (1,231)

DISCONTINUED OPERATIONS (NOTE 7):
  Loss from Operations of ABC                                       (528)      (255)
  Loss on Disposal of ABC, Including Provision of $500,000 for
    Operating Losses During the Phase Out Period                  (2,969)        --
                                                                --------    -------

LOSS FROM DISCONTINUED OPERATIONS                                 (3,497)      (255)
                                                                --------    -------

NET LOSS                                                        $ (7,249)   $(1,487)
                                                                ========    =======

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)
  Continuing Operations                                         $  (0.38)   $ (0.13)
  Loss from Discontinued Operations and Disposal of ABC            (0.36)     (0.03)
                                                                --------    -------
  Net Loss                                                      $  (0.74)   $ (0.16)
                                                                ========    =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (Basic and Diluted)                                              9,814      9,579

        The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K/A are
                 an integral part of these financial statements.

                            THE TESSERACT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
(IN THOUSANDS)                                                                DECEMBER 31,
                                                                           1999        1998
                                                                         --------    --------
OPERATING ACTIVITIES
   Net Loss                                                              $(10,640)   $ (4,428)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
        Depreciation and Amortization                                       2,002       1,271
        Common Stock Issuance                                                 120          --
        School Closure Reserve                                                307
        Reserve For Discontinued Operations                                   903          --
        Write-offs of Intangible Assets on Discontinued Operations, Net     2,248          --
        Changes in Operating Assets and Liabilities                         5,476       1,614
                                                                         --------    --------
        Net Cash Provided by (Used in) Operating Activities                   416      (1,543)
                                                                         --------    --------
INVESTING ACTIVITIES
   Additions to Property and Equipment                                     (3,281)    (12,040)
   Cash of Preschool Services, Inc.                                            --       1,137
                                                                         --------    --------
         Net Cash Used in Investing Activities                             (3,281)    (10,903)
                                                                         --------    --------
FINANCING ACTIVITIES
   Proceeds from Exercise of Stock Options                                     --          30
   Proceeds from Financing Transactions                                     2,529      12,295
   Repayment of Long-Term Debt and Line of Credit                            (900)       (601)
                                                                         --------    --------
        Net Cash Provided by Financing Activities                           1,629      11,724
                                                                         --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,236)       (722)
   Cash and Cash Equivalents at Beginning of Period                         2,545       5,543
                                                                         --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  1,309    $  4,821
                                                                         ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Non-cash transactions:                                                  1999        1998
   ----------------------                                                  ----        ----
   Property and Equipment Written off from Closed School Reserve         $  1,391          --
                                                                         ========    ========
   Sale-Leaseback Financing of North Scottsdale Building                 $  9,400          --
   Issuance of Warrants                                                  $    340          --
                                                                         ========    ========
   Prepaid Rent Escrow                                                   $    990          --
                                                                         ========    ========
   Reclassification of Fixed Assets to Due From Developer                $  2,544          --
                                                                         ========    ========

        The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K/A are
                an integral part of these financial statements.

                            THE TESSERACT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited and condensed consolidated financial statements have been prepared by The TesseracT Group, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principals have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements are read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K/A for the year ended June 30, 1999.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements would not necessarily be indicative of the results that may be expected for the year ending June 30, 2000.

2. ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Due to implied control of Preschool Services, Inc. ("PSI"), a non-profit corporation now known as Schools of Distinction, Inc., the accounts of PSI have been combined in the Company's financial statements as of and for the year ended June 30, 1999. The accounts of PSI for the period from July 1 through December 31, 1999 were not included in the condensed consolidated financial statements due to the establishment of an independent board of directors by PSI resulting in the lack of implied control by the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and contingency disclosures included in the financial statements. Ultimate results could differ from these estimates.

REVENUE RECOGNITION

Revenue is recognized as services are performed. During the six months ended December 31, 1999, the Company operated schools located in Texas and Washington D.C., under management contracts with two 501(c)3 organizations. Revenue was recognized for these schools as management fees were earned and for reimbursable costs as incurred by the Company for the operations of the schools as defined under the terms of the contracts.

Disputes under these contracts resulted in the company withholding its services under both contracts in December 1999. As of December 31, 1999, the Company's balance sheet includes accounts receivable for uncollected revenue of approximately $720,000. The Company's legal counsel is currently pursuing collection of these amounts. Although management believes these receivables are collectible at December 31, 1999, it is reasonably possible that what the Company may collect may differ materially in the near term.

PROGRAM RELATED COSTS

Program related costs are direct costs related to the educational activities and programs of the schools including salaries and benefits for directors, teachers, contract instructors, aides and assistants; direct instructional materials and program costs; student related transportation expenses; and other similar expenses. Facility costs and site overhead are not included in program related costs.

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported results of operations or shareholders' equity.

3. CONCENTRATION OF CREDIT RISK

The Company receives a significant amount of charter school revenues from state agencies. As of and for the six months ended December 31, 1999, approximately 27% and 29% of the Company's accounts receivable and revenue, respectively, were related to charter funds from state and federal agencies. A significant amount of the funds received from the State of Arizona relate to funding for transportation of charter school students.

Effective for the Company's fiscal year beginning July 1, 2000, the State of Arizona funding for transportation of charter school students will be significantly reduced. If the Company is unable to secure alternative, additional funding from the State of Arizona for charter school services, the impact of the reduction in funding in transportation services could have a material, adverse impact on the Company's financial position and results of operations. Although the Company and other Charter school operators are currently in negotiations with the State of Arizona to resolve this issue, there can be no assurance that these negotiations will be successful or that funds will be obtained sufficient to offset the reduction in transportation funding. Charter school transportation revenue totaled approximately $1.8 million and $2.6 million for the three months and six months ended December 31, 1999, respectively.

4. CLOSED SCHOOL RESERVE

In August 1999, the Company sold property related to a New Jersey school that was closed during June 1999. The related loss on the sale of $245,000 has been reflected as a reduction in the closed school reserve. An additional $280,000 of related costs of closure were incurred and expensed during the three-month period ended September 30, 1999.

In December 1999, the Company closed two underperforming preschools in Colorado resulting in a loss of $471,000, of which $278,000 has been reflected as an increase to the closed school reserve with the remainder being a reduction in goodwill associated with the original acquisition of the schools. Included in this loss is one year's lease payments, which is management's estimate of the time required for the landlords to reasonably mitigate their claims. While the estimated loss of $471,000 is based on management's best estimate, actual losses could differ materially.

Subsequent to December 31, 1999, another underperforming preschool in Arizona was closed, which resulted in a loss on closed schools totaling approximately $30,000.

5. LONG TERM OBLIGATIONS

During 1999 and 1998, the Company entered into certain sale-leaseback arrangements related to four properties. Under the terms of these agreements, the Company is required to prepay, on September 1 of each year, the next 12 months lease payments, estimated property taxes and insurance into a jointly held escrow account, controlled by the lender and the Company. Each month, funds are to be transferred from the escrow account to pay rent, property taxes, or insurance as applicable.

The amount of required annual prepayment due September 1, 1999 totaling $2,754,000 was not made, however, the Company began paying on a monthly basis. The result of this default was the reclassification of approximately $21 million of long-term obligations as current in the interim condensed consolidated balance sheet as of September 30, 1999.

During December 1999, the Company converted the financing of an additional school to a sale-leaseback transaction with the same lender. As a result of this transaction, the Company funded the escrow account with an additional $1.1 million and issued 120,000 shares of common stock to the lender, thereby curing the default. Under the terms of the agreement, the Company is required to make certain monthly payments toward the lease in addition to disbursing funds from the escrow account.

At this time, based on anticipated recovery of funds due the Company under the development agreements described in Note 6, management believes it will have sufficient cash by September 1, 2000 to avoid a recurrence of the default. Although management is currently in negotiations to resolve the issues and obtain financing for the affected schools covered by the developers' agreements, there can be no assurance that these negotiations will be successful and that the funds will be received in sufficient time to avoid a default with regard to the escrow requirements. If another default should occur with respect to this debt, $21.4 million now classified as a long-term obligation would be considered a current liability.

Management believes adequate cash flow will exist at September 1, 2000 to fund the next required escrow deposit. If another default should occur with respect to this debt, $21.4 million now classified as a long-term obligation would be considered a current liability.

6. COMMITMENTS AND CONTINGENCIES

TITLE IV PROGRAMS FUNDING AND SURETY BOND ISSUES:

Participation in the U.S. Department of Education's Title IV programs through its wholly-owned subsidiary, Academy of Business College ("ABC"), is subject to certain financial capability requirements. Due to operating losses incurred by ABC, the financial capability requirements were not met at June 30, 1999. As a result, the Company may be required to post a letter of credit or meet certain cash deposit requirements for at least one-half of the Title IV funds received by ABC during fiscal 1999, which amounted to approximately $1,709,000. If the Company is unable to obtain the letter of credit or place the required funds on deposit, ABC's participation in Title IV programs could be suspended.

In addition, the Arizona State Board for Private Postsecondary Education is requiring that ABC post a surety bond of $700,000 before March 2, 2000 as a stipulation for licensing renewal.

As of December 31, 1999, ABC is reflected as a discontinued segment. Management has received letters of intent to purchase ABC and believes that these letters of intent may obviate the Company's need to post the bond or letter of credit. However, if a sale of the business has not been negotiated, since a majority of students attending ABC participate in the Title IV program, suspension of Title IV funds without alternative sources available, combined with a loss of licensing, could have a material, adverse impact on ABC's financial position and the Company's consolidated financial position and results of operations. Student revenue at ABC totaled $544,000 and $1,183,000 for the three months and six months ended December 31, 1999, respectively.

DEVELOPMENT AGREEMENTS

During 1999, the Company entered into build-to-suit lease and development agreements with a developer for the construction of two charter schools in Arizona. As of December 31, 1999, the Company has advanced approximately $4.4 million on behalf of the developer related to these projects. The developer was unable to obtain necessary financing, therefore one of these schools has not been completed and further construction has been suspended.

As of December 31, 1999, the Company has $2 million relating to the school under construction reflected in the accompanying financial statements as land and construction in progress. The remaining $2.4 million was advanced on behalf of the developer for the open school and is reflected in other current assets.

As of December 31, 1999, additional commitments relating to these schools and estimated costs to complete the unopened school totaled approximately $5.9 million. Additionally, a subcontractor has filed suit for foreclosure on its mechanics lien. A court has stayed action on the lien until after February 22, 1999 in order to allow the Company or developer to obtain evidence of a financing commitment or potentially relinquish control of the properties. The Company has received and accepted a letter of intent, which it believes meets its evidentiary burden, from a qualified buyer to purchase both Arizona schools at a price that would repay the Company substantially all of its investment in such properties. Such letter of intent also requires the approval of the developer, which to this point has not been willing to accept such purchase offer.

Management is currently negotiating with all parties and believes it will be successful in resolving these issues recovering the funds advanced. However, there is no guarantee that these negotiations will be successful. Failure to cure the outstanding liens could have a material, adverse effect on the Company's financial position and results of operations up to and including the inability to recover the $4.4 million advanced and loss of the operational revenue from the opened school. Although management believes the $4.4 million will be recovered, it is reasonably possible that the amount the Company could eventually recover could materially differ in the near term. Revenue from the completed site totaled $1,450,000 and $2,228,000 for the three-months and six-months ended December 31, 1999, respectively.

In addition, the Company's development agreements for a future school in Ohio and two future schools in Arizona were terminated as the Company did not have sufficient resources to complete the construction of such schools within the time period contemplated by such agreements.

Several contractors have filed mechanics liens against the Arizona school properties. In addition a subcontractor has filed suit for foreclosure on its mechanics lien. Management expects the remaining lienholders will join in the suit if the issue is not resolved in a timely manner. The most recent information available indicated that mechanics liens totaled at least $4.0 million.

MANAGEMENT CONTRACTS

In fiscal 1999, the Company entered into separate management contracts with two 501(c)3 organizations for the management and operation of charter schools in Texas and Washington D.C. Under the terms of the agreements, the Company was to receive a management fee of 12.5% of each school's charter revenue. Funds required for operations are either advanced or reimbursed to the Company and distributed by the Company to cover related operational costs.

Disputes under these contracts resulted in the Company withholding its services under both contracts in December 1999. No revenue was recognized under these contracts after October 1999.

Total revenue recognized under the management contracts totaled $638,000 and $1,490,000 for the three months and six months ended December 31, 1999, respectively. A receivable of $720,000 from these two contracts is included in accounts receivables. Management is pursuing the collection of this amount, and believes no additional liabilities will be incurred under the contracts. However it is reasonably possible that the amounts the Company will collect may differ materially in the near term.

LEGAL ACTIONS

The Company is engaged in legal actions arising in the ordinary course of its business. Management believes that the ultimate outcome of all such matters that have arisen in the ordinary course will not have a material adverse effect on the Company's consolidated financial position. The significance of these matters on the Company's future operating results and cash flows depends on the level of future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome

The Company carries fire and other casualty insurance on its schools and liability insurance in amounts which management believes are adequate for its operations. As is the case with other entities in the education and preschool industry, the Company cannot effectively insure itself against certain risks inherent in its operations.

7. DISCONTINUED OPERATIONS - SALE OF SUBSIDIARY

In February 2000, the Company's Board of Directors adopted a plan to sell its Academy of Business College ("ABC") subsidiary. Accordingly, the operating results of ABC are accounted for as a discontinued operation for all periods in the accompanying financial statements. During the quarter ended December 31, 1999, the Company recorded a reserve of $903,000 for estimated future losses of ABC and the estimated costs and losses associated with a possible sale of the subsidiary. Additionally, due to the decision to discontinue the operations of ABC, the Company also wrote off the remaining goodwill of $2,066,000 associated with the original acquisition of ABC.

While the estimated net loss from discontinued operations is based on management's analysis, it is difficult to estimate what the Company may ultimately realize on the sale of this division. Therefore, what the Company could eventually realize may differ materially in the near term from the amounts assumed in arriving at the estimated net loss from discontinued operations.

The historical statements of operations have been adjusted to show the results of the discontinued operations separately.

The following information reflects the results of the discontinued operation for the periods presented in the Company's Condensed Consolidated Statements of
Operations:

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
ABC'S OPERATING RESULTS (in thousands)       DECEMBER 31,        DECEMBER 31,
                                            1999     1998       1999      1998
                                           -----    -----     -------    ------
School tuition and other                   $ 544    $ 723     $ 1,183    $1,489
Program related costs                        442      392         779       762
                                           -----    -----     -------    ------
Program operating profit                     102      331         404       727
Operating Expenses                          (526)    (528)     (1,031)     (993)
Depreciation and Amortization               (103)     (63)       (182)      (95)
Interest Income (Expense)                     (1)       5          (3)        8
                                           -----    -----     -------    ------
Loss from discontinued operations          $(528)   $(255)    $  (812)   $ (353)
                                           =====    =====     =======    ======

     The components of the net assets and liabilities of the discontinued operations to be disposed of and included in the Company's Condensed Consolidated Balance Sheet at December 31, 1999 consist of the following (in thousands):

                Accounts Receivable                     $  916
                Other Current Assets                        12
                Property and Equipment                     488
                Deposits and Other Assets                   28
                                                        ------
                Total Assets                             1,444
                                                        ------

                Accounts Payable                           328
                Other Current Liabilities                  695
                Other Liabilities                           18
                                                        ------
                Total Liabilities                        1,041
                                                        ------

                Net Assets in Reserve for Disposition   $ (403)
                                                        ======

8. RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not expect the impact of recently issued accounting standards that are not yet effective to have a material impact on the Company's financial position or results from operations.

9. SEGMENT INFORMATION

Information by reportable segment for continuing operations for the three months ended December 31, 1999 is as follows: (in thousands)

                                       Preschool   Charter   Private   Corporate
                                       ---------   -------   -------   ---------
Revenue                                 $ 3,575     $4,375    $3,735    $    --
EBITDA                                  $  (776)    $  806    $1,091    $(2,782)
Income (Loss) before taxes
   & discontinued operations            $(1,371)    $  621    $   73    $(3,075)

Information by reportable segment for continuing operations for the six months ended December 31, 1999 is as follows: (in thousands)

                                     Preschool   Charter    Private    Corporate
                                     ---------   -------    -------    ---------
Revenue                               $ 8,012     $7,747    $ 5,525     $    --
EBITDA                                $  (308)    $1,621    $   617     $(5,330)
Income (Loss) before taxes and
   discontinued operations            $(1,326) $   1,410    $(1,056)    $(5,885)

Definition

EBITDA is defined as the earnings from continuing operations before interest, taxes, depreciation and amortization.


10. RELATED PARTY TRANSACTIONS

A member of the Board of Directors and shareholder and his respective firm provide legal services to the Company. Total amounts incurred for these related party services totaled $188,718 and $212,354 for the three months and six months ended December 31, 1999, respectively. At December 31, 1999, $211,867 is due to the firm.

The Company currently has a $5,000,000 line of credit from an entity controlled by one of its directors. Total borrowings outstanding at December 31, 1999 totaled $4,999,000. When the line of credit became due and payable on September 30, 1999, management exercised its option to extend the due date until March 31, 2000 with the issuance of a warrant for the purchase of 250,000 shares of the Company's common stock at $3.00 per share. Under the terms of this note, because shareholders rejected a proposed issuance of additional shares to convert this loan to equity, as of January 1, 2000, the interest rate on the outstanding balance increases to 18%. In addition, the related party is entitled to designate two additional directors for appointment to the Company's Board of Directors. Interest accrued but not yet paid on the note totaled $153,000 and $307,000 for the three months and six months ended December 31, 1999 with a total of $395,000 owed as of that date.

If line of credit remains unpaid at March 1, 2000, the Company will likely seek an extension of the agreement. There can be no assurance, however, that such an extension would be granted.

11. GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course or business. As shown in the financial statements, the Company incurred a net loss from continuing operations of $3.8 million and $6.9 million for the three months and six months ended December 31, 1999, respectively, and at December 31, 1999 had negative working capital of $12.6 million and an accumulated deficit of $46.3 million at December 31, 1999. These factors, among other things, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management's plans in process to resolve near-term cash flow issues include financing alternatives along with achieving projected improvement in operating results for the remainder of the fiscal year, the Company will generate sufficient resources to permit uninterrupted performance of its operating obligations as currently structured and anticipated.

In December 1999, the Board of Directors hired First Security Van Kasper as the exclusive representative and financial advisor to pursue strategic alternatives through the financing, potential sale and/or partial sale of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

Revenue from continuing operations for the six months ended December 31, 1999 increased 41% to $21.3 million as compared to $15.1 million for the same period in the prior year. For the quarter, revenues were up 30% to $11.7 million from $9.0 for 1998. The increase in revenue over the prior year is due primarily to the addition of two new charter schools in Arizona, as well as increases in student enrollment at the Company's private schools. Approximately $1.5 million of the increase for six months and $638,000 for the quarter was from the two management contracts, which were suspended during the quarter ended December 31, 1999. After reflecting the discontinuance of ABC and the managed charter contracts, total students served in TesseracT schools decreased from 5,200 to 4,800 as of December 31, 1998 and 1999, respectively.

Program related costs totaled $12.5 million and $8.1 million or 59% and 54% of revenue for the six months ended December 31, 1999 and 1998, respectively. For the quarter, these costs increased by $2 million and from 50% to 56% of revenue. The 5% and 6% increase in program related costs as a percentage of revenue is due primarily to start-up costs related to the opening of four new charter schools, costs incurred relating to closed schools, and the fact that no revenues were recorded from management contracts after October 1999, even though costs continued to be incurred.

Operating expenses from continuing operations totaled $12.2 million and $10.1 million, or 57% and 67% of revenue for the six months ended December 31, 1999 and 1998, respectively. While operating expenses in aggregate increased, is as a percentage of related revenue. Operating expenses decreased from 67% to 57% for the six months ended December 31, 1999. For the quarter, operating expenses as a percent of revenue were consistent with prior year. The percentage variance is primarily due to disproportionately high costs in the prior year associated with the acquisitions and integration of Sunrise. Additionally, the Company added personnel and infrastructure in 1998 in anticipation of planned growth.

The provision for depreciation and amortization from continuing operations increased to $2.0 million as compared to $1.2 million for the six months ended December 31, 1999 and 1998, respectively. For the quarter, it increased from $577,000 to $1.2 million. The increase is due primarily to finance lease treatment for five of the Company's school sites, and an overall increase in the Company's furniture, fixtures and equipment due to the opening of new schools.

Interest and other expenses totaled $1,457,000 for the six months ended December 31, 1999 as compared to other expenses of $208,000 for the same period in the prior year. Similarly, the net amount went from $112,000 of income to $869,000 of expense. The change is due primarily to an increase in interest expense for property held under finance leases and an increase in debt as compared to the previous year's comparable quarter.

The Company reported a net loss from continuing operations of $6.9 million or $0.70 per share for the six months ended December 31, 1999 as compare to $4.1 million or $0.42 per share for the six months ended December 31, 1998. For the second quarter, the loss from continuing operations was $3.8 million compared to $1.2 million for the same period in the prior year. The increased net loss is due to growth related start-up costs as previously described, additional interest charges and additional administrative costs deemed necessary to support anticipated growth. As management has decided to defer any material growth strategies for the foreseeable future, general and administrative expenses relating to previously anticipated growth are being curtailed. Nonetheless, the Company has commitments and contracts which would require renegotiation in order to reduce expenses sufficiently to avoid losses in future periods.

CAPITAL RESOURCES AND LIQUIDITY

Historical Sources and Uses of Cash:

During the six months ended December 31, 1999, net cash provided by operating activities totaled $416,000. This was comprised of positive cash flow on an aggregate basis from continuing school sites, offset by the imposition of corporate overhead as well as losses relating to closed sites and discontinued operations. Changes in operating assets and liabilities, most significantly, a deterioration of current assets to current liabilities since June 30, 1999 of $2.1 million, including a $3.5 million increase in accounts payable, funded the consolidated positive cash flow from operations.

Net cash used by investing activities totaled $3.3 million for the six months ended December 31, 1999. The use of cash was primarily related to the acquisition of furniture, fixtures and equipment related to opening new schools in the first quarter.

Net cash provided from financing transactions for the six months ended December 31, 1999 totaled $1.6 million. The sale-leaseback transaction that cured the default on the Company's existing capital leases by funding a required escrow account, as well as sale-leaseback agreements on new school computer equipment provided the majority of the cash.

Expected Sources and Uses of Cash:

The Company's uses of capital for the remainder of the fiscal year ending June 2000, other than providing working capital for operating losses (including scheduled payments on the Company's lease obligations) and paying creditors, will be maintaining schools and paying interest and principal on outstanding indebtedness.

Subsequent to December 31, 1999, the Company negotiated a $1.3 million loan on vacant land that is being held for school expansion. For the remainder of the fiscal year, the Company expects its primary sources of cash will be from collection of amounts still outstanding under the terminated management contracts and from the recovery of advances made on behalf of the developer as described below. The Company is aggressively pursuing collection of these amounts and is attempting to negotiate settlement of all outstanding issues and believes amounts recorded at December 31, 1999 will be recovered. However, there can be no assurance the Company will be successful in these negotiations. A failure to recover these receivables and advances would have a material adverse effect on the Company's business, financial condition and results of operations.

Additionally, the Company has engaged First Security Van Kasper to pursue strategic alternatives to enable the Company to resolve its going concern issues. Concurrent with this, the Board adopted a plan of disposition for ABC, which anticipates the transaction being concluded by April 30, 2000.

There can be no assurance the Company will be successful in restructuring or financing efforts. Any such restructuring, refinancing and/or additional financing could entail equity dilution to the holders of the Company's stock at that time, and that dilution could be material.

DISCONTINUED OPERATIONS, TITLE IV FUNDING AND POSTSECONDARY LICENSING

As discussed in Note 6 to the condensed consolidated financial statements, participation in the U.S. Department of Education's Title IV programs through its wholly-owned subsidiary, ABC is subject to certain financial capability requirements. Due to operating losses incurred by ABC, the financial capability requirements were not met at June 30, 1999. As a result, the Company may be required to post a letter of credit or meet certain cash deposit requirements for at least one-half of the Title IV funds received by ABC during fiscal 1999, which amounted to approximately $1,709,000. If the Company is unable to obtain the letter of credit or place the required funds on deposit, ABC's participation in Title IV programs could be suspended. Management is pursuing various options, including possible sale of ABC.

In the event the Company is unable to comply with the requirement, Title IV funds would be unavailable for ABC students. In addition to the Title IV requirements, the Arizona State Board for Private Postsecondary Education has stipulated that the Company post a surety bond of $700,000 before March 2, 2000 in order to qualify for licensing renewal if ABC is not sold to a party who otherwise meets the licensing requirements.

Management believes its plan to dispose of ABC through a sale occurring by April 30, 2000 will ultimately be successful and that the Company will not be required to post the letter of credit or the bond. However, non-compliance with these two requirements, if the subsidiary is not sold in a timely manner, would have a material, adverse impact on ABC's financial position and results from operations.

CHARTER SCHOOL REVENUE

The Company receives a significant amount of charter school revenues from state and federal agencies. As of and for the six months ended December 31, 1999, approximately 27% and 29% of the Company's accounts receivable and revenue, respectively, were related to charter funds from state and federal agencies. A significant amount of the funds received from the State of Arizona relate to funding for transportation of charter school students. Effective for the Company's fiscal year beginning July 1, 2000, the State of Arizona funding for transportation of charter school students will be significantly reduced. If the Company is unable to secure alternative, additional funding from the State of Arizona for charter school services, the impact of the reduction in funding in transportation services could have a material, adverse impact on the Company's financial position and results of operations. Although management and other charter school operators are currently in negotiations with the State of Arizona to resolve this issue, there can be no assurance that these negotiations will be successful or that the Company will be able to obtain funds sufficient to offset the reduction in transportation funding. Charter school transportation revenue totaled approximately $1.8 million and $2.6 million for the three months and six months ended December 31, 1999, respectively.

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

The amount of required annual prepayment due September 1, 1999 totaling $2,754,000 was not made. The Company began paying the expenses on a monthly basis. The result of this default was the reclassification of approximately $21 million of long-term obligations as short-term in the interim condensed consolidated balance sheet as of December 31, 1999.

During December 1999, the Company converted the financing of an additional school to a sale-leaseback transaction with the same lender. As a result of this transaction, the Company funded the escrow account with an additional $1.1 million and issued 120,000 shares of common stock to the lender, thereby curing the default. Under the terms of the agreement, the Company is required to make certain monthly payments toward the lease in addition to disbursing funds from the escrow account.

At this time, based on anticipated recovery of funds due the Company under the development agreements described in Note 6, management believes it will have sufficient cash by September 1, 2000 to avoid a recurrence of the default. Although management is currently in negotiations to resolve the issues and obtain financing for the affected schools covered by the developers' agreements, there can be no assurance that these negotiations will be successful and that the funds will be received in sufficient time to avoid a default with regard to the escrow requirements. If another default should occur with respect to this debt, $21.4 million now classified as a long-term obligation would be considered a current liability.

The Company currently has a $5,000,000 line of credit from an entity controlled by one of its directors. Total borrowings outstanding at December 31, 1999 totaled $4,999,000. When the line of credit became due and payable on September 30, 1999, management exercised its option to extend the due date until March 31, 2000 with the issuance of a warrant for the purchase of 250,000 shares of the Company's common stock at $3.00 per share. Under the terms of this note, because shareholders rejected a proposed issuance of additional shares to convert this loan to equity, as of January 1, 2000, the interest rate on the outstanding balance increases to 18%.

If the line of credit remains unpaid at March 31, 2000, the Company will likely seek an extension of the agreement. There can be no assurance, however, that such an extension would be granted.

DEVELOPMENT AGREEMENTS

During 1999, the Company entered into build-to-suit lease and development agreements with a developer for the construction of two charter schools in Arizona. As of December 31, 1999, the Company has advanced approximately $4.4 million related to these projects. The Developer was unable to obtain necessary financing. Therefore one of these schools has not been completed and further construction has been suspended.

As of December 31, 1999, the Company has $2 million relating to the school under construction, which is reflected in the accompanying financial statements as land and construction in progress. The remaining $2.4 million was advanced on behalf of the developer for the open school and is reflected in other current assets.

As of December 31, 1999, additional commitments relating to these schools and estimated costs to complete the unopened school totaled approximately $5.9 million. Additionally, a subcontractor has filed suit for foreclosure on its mechanics lien. A court has stayed action on the lien until after February 22, 1999 in order to allow the Company or developer to obtain evidence of a financing commitment or potentially relinquish control of the properties. The Company has received and accepted a letter of intent from a qualified buyer to purchase both Arizona schools at a price that would repay the Company substantially all of its investment in such properties. Such letter of intent also requires the approval of the developer, which to this point has not been willing to accept such purchase offer.

Management is currently negotiating with all parties and believes it will be successful in resolving these issues and recovering of the funds advanced. However, there is no guarantee that these negotiations will be successful. Failure to cure the outstanding liens could have a material, adverse effect on the Company's financial position and results of operations up to and including the inability to recover the $4.4 million advanced and loss of the operational revenue from the opened school. Although management believes the $4.4 million will be recovered, it is reasonably possible that the amount the Company could eventually recover could materially differ in the near term. Revenue from the site totaled $1,450,000 and $2,228,000 for the three-months and six-months ended December 31, 1999, respectively.

Several contractors have filed mechanics liens against the Arizona school properties. In addition a subcontractor has filed suit for foreclosure on its mechanics lien. Management expects the remaining lienholders will join in the suit if the issue is not resolved in a timely manner. The most recent information available indicated that mechanics liens totaled at least $4.0 million.

NASDAQ DELISTING

On February 9, 2000, the Company was delisted from the Nasdaq Stock Market for non-compliance with the Nasdaq's minimum net tangible asset requirement.

GOING CONCERN ISSUE:

The accompanying condensed consolidated financial statements included in Section 1 herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $3.8 million and $6.9 million for the three months and six months ended December 31, 1999, respectively, and at Dec. 31, 1999, had negative working capital of $12.6 million and an accumulated deficit of $46.3 million. The Company's current liquidity may adversely affect its relationship with its suppliers, which could have a material adverse effect on the Company's business, financial condition and results of operations. These factors, among other things, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Management believes that if it can finalize some of the financing alternatives that it is pursuing and resolve the issues relating to the development agreement, the Company will generate sufficient resources to ensure uninterrupted performance of its operating obligations as currently structured and anticipated. The Company's continuance as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations in a timely manner, to obtain additional financing as required, and ultimately to attain profitability. There can be no assurance, however, that these sources would be available to the Company on acceptable terms or when necessary. If the Company is unable to secure sufficient financing, there could be a material, negative impact on the Company's financial position and results from operations.

DEPENDENCE ON KEY PERSONNEL

The Company's future success will depend upon its ability to attract and retain highly qualified personnel. Loss of key personnel or inability to hire and retain qualified personnel could have a material adverse effect on the Company's business and results of operations.

On February 1, 2000, the Company's Interim Chief Executive Officer, Martha Taylor Thomas, and its Chief Financial Officer, Richard Yonker, resigned their positions over differences with the Board of Directors concerning direction of the Company.

The Board appointed John Golle, as Chief Executive Officer, and re-hired Dr. Lucian Spataro, as Executive Vice President, the same positions they previously had occupied. In addition, Debra Taylor Johnson, CPA, was promoted to Chief Financial Officer and Dr. Gary Lilyquist was promoted to Vice President of School Operations.

FUTURE CAPITAL REQUIREMENTS

It is anticipated that TesseracT will need additional funds to support its operations during fiscal year 2000. The term of any equity financing may be dilutive to TesseracT's stockholders, and the terms of any debt financing are likely to contain restrictive covenants which limit TesseracT's ability to pursue certain other courses of action. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, TesseracT will experience severe liquidity problems. This matter raises substantial doubt as to TesseracT's ability to continue as a going concern.

YEAR 2000 COMPLIANCE

As of the date of this filing, TesseracT has experienced no disruptions or problems regarding the year 2000 changeover.

During the fourth quarter of fiscal 1999, the Company entered into an agreement with Arthur Andersen, LLP ("AA") to provide certain agreed upon accounting, tax and information technology services. In connection with the information technology services, the company has completed its system conversion integrating its current multiple financial systems into a consolidated system and implemented PeopleSoft for all financially significant systems. Through the date of this filing, all of TesseracT's internal hardware and software continue to operate as normal and to-date, and have not indicated any Year 2000 anomalies.

Other than the conversion to AA, TesseracT's expenditures for the Year 2000 effort were not material and TesseracT does not expect to incur any material costs over the next few months in regards to Year 2000.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results may be materially different. These forward-looking statements include, but are not limited to, statements herein regarding the opening of new charter schools, the disposition of certain of the company's assets, the integration of services into single education facilities, the profitability of existing and new private and public charter schools, the development of partnerships with real estate developers in high growth communities, the ability to secure financing on acceptable terms, and the ability of the Company to compete in the education industry.

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions such as inflation and interest rates, both nationally and in Arizona where the Company's operations are concentrated; competitive conditions within the Company's markets, including failure of the company to secure favorable terms for the disposition of its assets the acceptance of the education services offered by the Company; unanticipated expenses; the ability of the Company to successfully integrate all of its services into single education facilities; changes in government regulation of the education industry or in state charter school statutes; the availability of equipment financing at acceptable terms; and future claims for accidents at the Company's education facilities and the extent of insurance coverage for such claims.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1999 Annual Meeting of Shareholders held on November 18, 1999, and an adjournment of the meeting on December 6, 1999, the following proposals were submitted to the shareholders:

                  1. Election of directors to serve until his successor is duly elected. The directors were elected as follows:

DIRECTORS NOMINEE          VOTES FOR          VOTES FOR WHICH AUTHORITY WITHHELD
-----------------          ---------          ----------------------------------
Benjamin Nazarian          7,871,311                      1,257,378

Harold Nelkin              8,955,953                        172,736

                  2. Proposed to ratify the appointment of PricewaterhouseCoopers LLP as independent public accounts for the 2000 fiscal year. The proposal received 8,983,897 votes for and 134,353 votes against. There were 10,439 abstentions and no broker non-votes.

                   3. Proposed to approve the issuance of shares of Common Stock of the Company in accordance with the terms of the Securities Purchase Agreement between the Company and Pioneer Venture Fund, L.L.C. dated March 31, 1999, as amended. The proposal received 3,113,893 votes for and 3,870,013 votes against. There were 11,157 abstentions and 2,133,626 broker non-votes.

ITEM 5. OTHER INFORMATION

      On February 1, 2000, the Company's director and interim Chief Executive Officer, Martha Taylor Thomas, and its Chief Financial Officer, Richard Yonker, resigned their positions over differences with the Board of Directors concerning the direction of the Company. The Company has appointed John T. Golle as Chief Executive Officer, Dr. Lucian Spataro as Executive Vice President and Debra Taylor Johnson, CPA, as Chief Financial Officer. John T. Golle and Dr. Lucian Spataro previously held the same offices of the Company that they now hold.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.    Description
    3.1        Restated Certificate of Incorporation of the Company, as amended*

    3.2        By-Laws of the Company**

   10.1        Agreement made as of December 29, 1999 by and between Education
               Properties Investors, Inc. and the Company

   10.2        WARRANT NO. 2 ISSUED TO PIONEER VENTURE FUND

   27          Financial Data Schedule

(b) Reports on Form 8-K:

None

--------------------------------------------------------------------------------

*Incorporated by reference to the corresponding exhibit number of the Company's Form 10-K/A for the year ended June 30, 1999 (File No. 1-11111)

**Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-18 (File No. 33-39481-C)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 22, 2000                     THE TESSERACT GROUP, INC.

                                            BY: /S/ John T. Golle
                                                --------------------------------
                                                John T. Golle
                                                Chairman and
                                                Chief Executive Officer

Date: February 22, 2000

                                            BY: /s/ Debra Taylor Johnson
                                                --------------------------------
                                                Debra Taylor Johnson
                                                Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.    Description
    3.1        Restated Certificate of Incorporation of the Company, as amended*

    3.2        By-Laws of the Company**

   10.1        Agreement made as of December 29, 1999 by and between Education
               Properties Investors, Inc. and the Company

   10.2        WARRANT NO. 2 ISSUED TO PIONEER VENTURE FUND

   27          Financial Data Schedule

--------------------------------------------------------------------------------

*Incorporated by reference to the corresponding exhibit number of the Company's Form 10-K/A for the year ended June 30, 1999 (File No. 1-11111)

**Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-18 (File No. 33-39481-C)