Form 10-Q
period 2000-03-31
TESSERACT GROUP INC
filed 2000-05-22
CIK 873601

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

                         COMMISSION FILE NUMBER 1-11111

                            THE TESSERACT GROUP, INC.



            Minnesota                                      41-1581297
  (STATE OR OTHER JURISDICTION)                    (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

    3820 E. Ray Road, Suite 2
         Phoenix, Arizona                                     85044
 (Address of principal executive offices)                   (Zip Code)

                                 (480) 706-2500

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


        As of March 31, 2000, there were issued and outstanding 9,900,331 shares of Common Stock, Par value $.01 per share.

                            THE TESSERACT GROUP, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2000


PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)



                                                                                                      PAGE
                                                                                                      NUMBER
Condensed consolidated balance sheets as of
      March 31, 2000 (Unaudited) and June 30, 1999                                                       3

Condensed consolidated statements of operations for
      the nine months ended March 31, 2000 and 1999 (Unaudited)                                          4

Condensed consolidated statements of operations for
      the three months ended March 31, 2000 and 1999 (Unaudited)                                         5

Condensed consolidated statements of cash flows for
      the nine months ended March 31, 2000 and 1999 (Unaudited)                                          6

Notes to condensed consolidated financial statements                                                     7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                                           14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                                                   20

PART II. OTHER INFORMATION                                                                              20

ITEM 1. LEGAL PROCEEDINGS                                                                               20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                                 20

ITEM 5. OTHER INFORMATION                                                                               20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                20

Signatures                                                                                              21

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            THE TESSERACT GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)                                                       MARCH 31,       JUNE 30,
                                                                               2000            1999
                                                                             --------        --------
ASSETS                                                                      (UNAUDITED)
CURRENT ASSETS
    Cash and Cash Equivalents                                                $    771        $  2,545
    Settlement Receivable                                                          --             650
    Accounts Receivable, Net                                                    3,759           1,958
    Other Current Assets and Prepaid Rent                                       4,115           1,658
                                                                             --------        --------
          TOTAL CURRENT ASSETS                                                  8,645           6,811

Intangible Assets, Net                                                         14,482          17,291
Property and Equipment, Net                                                    33,202          37,002
Deposits and Other Assets                                                       1,200           2,120
                                                                             --------        --------
TOTAL ASSETS                                                                 $ 57,529        $ 63,224
                                                                             ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Short Term Notes Payable                                                 $  5,849        $  5,999
    Accounts Payable                                                            5,054           1,999
    Reserve for Loss on Disposition of ABC                                        551              --
    Notes Payable, Current Portion                                             25,267              --
    Other Current Liabilities                                                   8,447           9,861
                                                                             --------        --------
          TOTAL CURRENT LIABILITIES                                            45,168          17,859

Long Term Obligations                                                           1,332          21,615
Other                                                                             965             990
                                                                             --------        --------
TOTAL LIABILITIES                                                              47,465          40,464
                                                                             --------        --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 par value, 5,000,000 shares
     authorized; no shares issued and outstanding
Common Stock, $.01 par value, 25,000,000 shares authorized, issued and outstanding 9,900,331 at March 31, 2000, and
     9,780,331 at June 30, 1999                                                    99              98
Additional Paid-in Capital                                                     58,849          58,371
Accumulated Deficit                                                           (48,884)        (35,709)
                                                                             --------        --------
TOTAL SHAREHOLDERS' EQUITY                                                     10,064          22,760
                                                                             --------        --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                     $ 57,529        $ 63,224
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

                            THE TESSERACT GROUP, INC.
                        CONDENSED CONSOLIDATED STATEMENTS
                                  OF OPERATIONS
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                MARCH 31,      MARCH 31,
                                                                          2000            1999
                                                                        --------        --------
REVENUE
     SCHOOL TUITION AND OTHER                                           $ 33,056        $ 25,398

PROGRAM RELATED COSTS                                                     18,725          12,570
                                                                        --------        --------

PROGRAM OPERATING PROFIT                                                  14,331          12,828
OPERATING EXPENSES                                                        18,047          14,138
                                                                        --------        --------

LOSS FROM CONTINUING OPERATIONS BEFORE DEPRECIATION,
     AMORTIZATION AND INCOME TAX EXPENSE                                  (3,716)         (1,310)

DEPRECIATION AND AMORTIZATION                                             (2,806)         (1,894)
INTEREST AND OTHER INCOME (EXPENSE)                                       (2,872)           (402)
                                                                        --------        --------

LOSS FROM CONTINUING OPERATIONS BEFORE
     INCOME TAX EXPENSE                                                   (9,394)         (3,606)

INCOME TAX EXPENSE                                                            --               --
                                                                        --------        --------

LOSS FROM CONTINUING OPERATIONS                                           (9,394)         (3,606)

DISCONTINUED OPERATIONS (NOTE 7)
     Loss from Operations of ABC                                            (812)           (724)
     Loss on Disposal of ABC, Including Provision of $500,000 for
          Operating Losses During the Phase Out Period                    (2,969)             --
                                                                        --------        --------

LOSS FROM DISCONTINUED OPERATIONS                                         (3,781)           (724)

NET LOSS                                                                $(13,175)       $ (4,330)
                                                                        ========        ========

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)
     Continuing Operations                                              $  (0.96)       $  (0.37)
     Loss from Discontinued Operations and Disposal of ABC                 (0.38)          (0.08)
                                                                        --------        --------
Net Loss                                                                $  (1.34)       $  (0.45)
                                                                        ========        ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic and Diluted                                                     9,831           9,579


The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K/A are an integral part of these financial statements.

                            THE TESSERACT GROUP, INC.
                        CONDENSED CONSOLIDATED STATEMENTS
                                  OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                     MARCH 31,       MARCH 31,
                                                               2000            1999
                                                             --------        --------
REVENUE
     SCHOOL TUITION AND OTHER                                $ 11,773        $ 10,298

PROGRAM RELATED COSTS                                           6,204           4,354
                                                             --------        --------
PROGRAM OPERATING PROFIT                                        5,569           5,944
OPERATING EXPENSES                                              5,885           3,958
                                                             --------        --------

INCOME (LOSS)  FROM CONTINUING OPERATIONS BEFORE
     DEPRECIATION, AMORTIZATION AND INCOME TAX EXPENSE           (316)          1,986

DEPRECIATION AND AMORTIZATION                                    (803)           (772)

INTEREST AND OTHER INCOME (EXPENSE)                            (1,416)           (745)
                                                             --------        --------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
     INCOME TAX EXPENSE                                        (2,535)            469

INCOME TAX EXPENSE                                                 --              --
                                                             --------        --------

INCOME (LOSS) FROM CONTINUING OPERATIONS                       (2,535)            469

DISCONTINUED OPERATIONS (NOTE 7)
     Loss from Discontinued Operations of ABC
                                                                   --            (371)
                                                             --------        --------

NET INCOME (LOSS)                                            $ (2,535)       $     98
                                                             ========        ========

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED)
     Continuing Operations                                   $  (0.26)       $   0.05
     Loss from Discontinued Operations of ABC                      --           (0.04)
                                                             --------        --------

     Net Income (Loss)                                       $  (0.26)       $   0.01
                                                             ========        ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic                                                      9,900           9,580
     Diluted                                                    9,900           9,598



The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K/A are an integral part of these financial statements.

                            THE TESSERACT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
(IN THOUSANDS)                                                               MARCH 31,       MARCH 31,
                                                                               2000            1999
                                                                             --------        --------
OPERATING ACTIVITIES
     Net Loss                                                                $(13,175)       $ (4,330)
     Adjustments to Reconcile Net Loss to Net Cash Used in
          Operating Activities:
          Depreciation and Amortization                                         3,048           2,082
          Increase in Allowance for Doubtful Accounts                             310              --
          Common Stock, Warrants and Option Issuance                              479              --
          Loss on Sale of Note Receivable                                         151              --
          Loss on Disposition of Fixed Assets                                     101              --
          Loss from Reduction in Net Recoverable Value of Receivable              570              --
          School Closure Reserve                                                  447              --
          Reserve and Intangible Write-off For Discontinued Operations          2,668              --
     Changes in Operating Assets and Liabilities                                3,949             353
                                                                             --------        --------
     Net Cash Used in Operating Activities                                     (1,452)         (1,895)
                                                                             --------        --------
INVESTING ACTIVITIES
     Additions to Property and Equipment                                       (2,592)        (14,689)
     Sale of Note Receivable                                                      483              --
     Purchase of Academy of Business, Net of Cash Acquired                         --            (106)
     Cash of Preschool Services, Inc.                                              --           1,137
                                                                             --------        --------
     Net Cash Used in Investing Activities                                     (2,109)        (13,658)
                                                                             --------        --------
FINANCING ACTIVITIES
     Proceeds from Exercise of Stock Options                                       --              31
     Proceeds from Financing Transactions                                       3,291          12,295
     Prepayment of Facility Financing Costs                                        --            (581)
     Advances (Repayment) on Line of Credit                                      (150)            799
     Repayment of Long-Term Debt                                               (1,354)           (722)
                                                                             --------        --------
     Net Cash Provided by Financing Activities                                  1,787          11,822
                                                                             --------        --------
DECREASE IN CASH AND CASH EQUIVALENTS                                          (1,774)         (3,731)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 2,545           5,543
                                                                             --------        --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $    771        $  1,812
                                                                             ========        ========

SUPPLEMENTAL CASH FLOW DISCLOSURE

Non-cash transactions:                                                         2000             1999
---------------------                                                         ------          -------
Property and Equipment Written off from Closed School Reserve                $1,391          $    --
Sale-Leaseback Financing of North Scottsdale Building                        $9,400          $    --
Prepaid Rent Escrow and Loan Reserves                                        $1,077          $    --
Reclassification of Fixed Assets to Due From Developer                       $2,544          $    --

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K/A are an integral part of these financial statements.

                            THE TESSERACT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1. BASIS OF PRESENTATION

The accompanying unaudited and condensed consolidated financial statements have been prepared by The TesseracT Group, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements are read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K/A for the year ended June 30, 1999.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements would not necessarily be indicative of the results that may be expected for the year ending June 30, 2000.


2. ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Due to implied control of Preschool Services, Inc. ("PSI"), a non-profit corporation now known as Schools of Distinction, Inc., the accounts of PSI have been combined in the Company's financial statements as of and for the year ended June 30, 1999. The accounts of PSI for the period from July 1 through March 31, 2000 were not included in the condensed consolidated financial statements due to the establishment of an independent board of directors by PSI resulting in the lack of implied control by the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and contingency disclosures included in the financial statements. Ultimate results could differ from these estimates.

REVENUE RECOGNITION

Revenue is recognized as services are performed. During the nine months ended March 31, 2000, the Company operated schools located in Texas and Washington D.C., under management contracts with two 501(c)3 organizations. Revenue was recognized for these schools as management fees were earned and for reimbursable costs as incurred by the Company for the operations of the schools as defined under the terms of the contracts.

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


3. CONCENTRATION OF CREDIT RISK

The Company receives a significant amount of charter school revenues from state agencies. As of and for the nine months ended March 31, 2000, approximately 32% and 35% of the Company's accounts receivable and revenue, respectively, were related to charter funds from state and federal agencies. A significant amount of the funds received from the State of Arizona relate to funding for transportation of charter school students.

Effective for the Company's fiscal year beginning July 1, 2000, the State of Arizona funding for transportation of charter school students will be significantly reduced. If the Company is unable to secure alternative, additional funding from the State of Arizona for charter school services, the impact of the reduction in funding in transportation services could have a material, adverse impact on the Company's financial position and results of operations. Although the Company and other Charter school operators are currently in negotiations with the State of Arizona to resolve this issue, there can be no assurance that these negotiations will be successful or that funds will be obtained sufficient to offset the reduction in transportation funding. Charter school transportation revenue, irrespective of costs incurred, totaled approximately $1.9 million and $4.5 million for the three months and nine months ended March 31, 2000, respectively.


4. CLOSED SCHOOL RESERVE

In August 1999, the Company sold property related to a New Jersey school that was closed during June 1999. The related loss on the sale of $245,000 has been reflected as a reduction in the closed school reserve. An additional $280,000 of related costs of closure were incurred and expensed during the three month period ended September 30, 1999.

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

Another underperforming preschool in Arizona was closed in January 2000, resulting in a loss on closed schools totaling approximately $30,000. During the three month period ended March 31, 2000, management increased reserves on previously closed schools by $341,000 to reflect potential future rents payable under leases that have not been successfully terminated as of March 31, 2000. While the estimated losses recorded on the various closed schools are based on management's best estimate, actual losses could differ materially.


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

The amount of required annual prepayment due September 1, 1999 totaling $2,754,000 was not made; however, the Company began paying on a monthly basis. The result of this default was the reclassification of approximately $21 million of long-term obligations as current in the interim condensed consolidated balance sheet as of September 30, 1999.

During December 1999, the Company converted the financing of an additional school to a sale-leaseback transaction with the same lender. As a result of this transaction, the Company funded the escrow account with an additional $1.1 million and issued 120,000 shares of common stock to the lender, thereby curing the default. Under the terms of the agreement, the Company was required to make certain monthly payments toward the lease during the quarter ended March 31, 2000 in addition to disbursing funds from the escrow account.

At December 31, 1999, management believed it would have sufficient cash by September 1, 2000 to avoid a recurrence of the default. However, management has determined it is probable that current and projected operating cash flow does not appear to support the ability to make the deposit on September 1 and avoid recurrence of the default. Therefore, the entire balance of $21 million has been reclassified as current at March 31, 2000.


6. COMMITMENTS AND CONTINGENCIES

TITLE IV PROGRAMS FUNDING AND SURETY BOND ISSUES

Participation in the U.S. Department of Education's Title IV programs through its wholly-owned subsidiary, Academy of Business College ("ABC"), is subject to certain financial capability requirements. Due to operating losses incurred by ABC, the financial capability requirements were not met at June 30, 1999. As a result, the Company would have potentially been required to post a letter of credit or meet certain cash deposit requirements for at least one-half of the Title IV funds received by ABC during fiscal 1999, which amounted to approximately $1.8 million. In addition, the Arizona State Board for Private Postsecondary Education had notified the Company that it would require ABC to post a surety bond of $700,000 as a stipulation for licensing renewal.

Subsequent to March 31, 2000, the Company entered into a definitive agreement to sell ABC, which will obviate the need to post both the letter of credit and the surety bond. Management believes that the transaction will be completed on or about June 1, 2000. However, if the transaction is not completed, since a majority of students attending ABC participate in the Title IV program, suspension of Title IV funds without alternative sources available, combined with a loss of licensing, could have a material, adverse impact on ABC's financial position and the Company's consolidated financial position and results of operations. Student revenue at ABC totaled $442,000 and $1,625,000 for the three months and nine months ended March 31, 2000, respectively.

DEVELOPMENT AGREEMENTS

During 1999, the Company entered into build-to-suit lease and development agreements with a developer for the construction of two charter schools in Arizona. As of March 31, 2000, the Company had advanced monies on behalf of the developer related to these projects. The developer was unable to obtain necessary financing, therefore one of these schools has not been completed and further construction has been suspended.

Subsequent to March 31, 2000, the Company has made a commitment to sell the schools via an agreement that conveys all operations and facilities to the buyer. Based on an anticipated final purchase price to be computed under this agreement, management believes approximately $570,000 of the amounts advanced on these projects is uncollectible and has recorded a loss on net recoverable value as of March 31, 2000. Net assets remaining on the balance sheet at March 31, 2000 relating to the advances and the assets of the schools total $4.8 million. As a condition of the agreement, the Company will be expected to clear certain liens and liabilities associated with the properties.

As of March 31, 2000, additional commitments relating to these schools and estimated costs to complete the unopened school were estimated to be $5.9 million. The prospective buyer, through third party agreements, would assume commitments relating to the completion of the schools. Additionally, legal action for foreclosure on subcontractor mechanics liens would be terminated as a result of the sale agreement.

Management believes the sale will be completed on or about May 22, 2000 and the final purchase price to be computed under this agreement will be consistent with what it has used to estimate the loss on net recoverable value of the funds advanced. However, there is no guarantee the transaction will occur and that all issues relating to the computation of the final purchase price will be satisfactorily resolved. If the issues are not satisfactorily resolved, it is reasonably possible that the amount the Company could eventually recover as a result of this transaction could materially differ in the near term. Revenue from the completed site totaled $505,000 and $3,094,000 for the three months and nine months ended March 31, 2000, respectively. Approximately one-half of the revenue was attributable to transportation revenue.

In addition, various development agreements for future schools were terminated in a prior quarter, as the Company did not have sufficient resources to complete construction of such schools within the time period contemplated by the agreements.

SCHOOL MANAGEMENT CONTRACTS

In fiscal 1999, the Company entered into separate management contracts with two 501(c)3 organizations for the management and operation of charter schools in Texas and Washington D.C. Under the terms of the agreements, the Company was to receive a management fee of 12.5% of each school's charter revenue. Funds required for operations were to either be advanced or reimbursed to the Company and distributed by the Company to cover related operational costs. Disputes under these contracts resulted in the Company withholding its services under both contracts in December 1999. No revenue was recognized under these contracts after October 1999.

Total revenue recognized under the management contracts totaled $0 and $1,490,000 for the three months and nine months ended March 31, 2000, respectively. As of March 31, 2000, a receivable of $720,000 from these two contracts is included in accounts receivable. Management and legal counsel are pursuing the collection of this amount through binding arbitration, and believes the receivables are collectible at March 31, 2000 and no additional liabilities will be incurred under the contracts. However it is reasonably possible that the amounts the Company will collect may differ materially in the near term.

KEY PERSONNEL AND RELATIONSHIPS

The Company's future success will depend upon its ability to attract and retain highly qualified personnel. Loss of key personnel or inability to hire and retain qualified personnel could have a material adverse effect on the Company's business and results of operations. During the quarter ended March 31, 2000, the Company made commitments to certain classifications of employees that, upon the occurrence of a change in control, as defined by the Company, the Company would be required to accrue and make certain bonus payments totaling more than $200,000 plus potential severance payments, should employees not be retained, in excess of $800,000.

Subsequent to March 31, 2000, Arthur Andersen, who provides back office accounting services for the Company, and the Company's management agreed to terminate their contract effective June 30, 2000. The Company is currently negotiating transition issues with Arthur Andersen as well as with an alternative provider of accounting services.

LEGAL ACTIONS

The Company is engaged in legal actions arising in the ordinary course of its business, including various actions to collect delinquent amounts owed by the Company. Management has accrued estimates of its liabilities relating to the issues where applicable and believes that the ultimate outcome of all such matters will not have a material adverse effect on the Company's consolidated financial position. The significance of these matters on the Company's future operating results and cash flows depends on the level of future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome.

The Company carries fire and other casualty insurance on its schools and liability insurance in amounts which management believes are adequate for its operations. As is the case with other entities in the education and preschool industry, the Company cannot effectively insure itself against certain risks inherent in its operations.

TAX RETURNS

The Company is delinquent in the filing of various federal and state tax returns. As there are no taxes anticipated as a result of these delinquent returns due to the Company's history of recent losses, management does not believe there will be any material adverse effect as a result of the filing deficiencies.


7. DISCONTINUED OPERATIONS - SALE OF SUBSIDIARY

In February 2000, the Company's Board of Directors adopted a plan to sell its Academy of Business College ("ABC") subsidiary. Subsequent to March 31, 2000, the Company signed a definitive agreement to sell ABC. Accordingly, the operating results of ABC are accounted for as a discontinued operation for all periods in the accompanying financial statements. During the quarter ended December 31, 1999, the Company recorded a reserve of $903,000 for estimated future losses of ABC and the estimated costs and losses associated with a possible sale of the subsidiary. Additionally, due to the decision to discontinue the operations of ABC, the Company also wrote off the remaining goodwill of $2,066,000 associated with the original acquisition of ABC.

At March 31, 2000, $551,000 of reserves remained on the balance sheet, which management believes is adequate given the terms of the agreement. While the estimated net loss from discontinued operations is based on management's analysis of the transaction, what the Company could eventually realize may differ materially in the near term from the amounts assumed in arriving at the estimated net loss from discontinued operations.

The historical statements of operations have been adjusted to show the results of the discontinued operations separately. The following information reflects the results of the discontinued operation for the periods presented in the Company's Condensed Consolidated Statements of Operations:

                                       THREE MONTHS ENDED           NINE MONTHS ENDED
ABC's OPERATING RESULTS (in thousands)      MARCH 31,                   MARCH 31,
                                        2000         1999           2000           1999
                                        -----        -----        -------        -------
School Tuition and Other Revenue        $ 442        $ 757        $ 1,625        $ 2,247
Program Related Costs                     292          458          1,071          1,220
                                        -----        -----        -------        -------
Program Operating Profit                  150          299            554          1,027
Operating Expenses                       (422)        (574)        (1,453)        (1,568)
Depreciation and Amortization             (60)         (72)          (192)          (167)
Interest Income(Expense)                  (10)         (24)           (13)           (16)
                                        -----        -----        -------        -------
Loss From Discontinued Operations       $(342)       $(371)       $(1,104)       $  (724)
                                        =====        =====        =======        =======

The components of the net assets and liabilities of the discontinued operations to be disposed of and included in the Company's Condensed Consolidated Balance Sheet at March 31, 2000 consist of the following (in thousands):

                    Accounts Receivable, Net                    $  970
                    Other Current Assets                             3
                    Property and Equipment                         390
                    Deposits and Other Assets                       25
                                                                ------
                    Total Assets                                 1,388
                                                                ------

                    Accounts Payable                               269
                    Other Current Liabilities                      746
                                                                ------
                    Total Liabilities                            1,015
                                                                ------
                    Net Assets in Reserve for Disposition       $  373
                                                                ======


8. RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not expect the impact of recently issued accounting standards that are not yet effective to have a material impact on the Company's financial position or results from operations.


9. SEGMENT INFORMATION

Information by reportable segment for continuing operations for the three months ended March 31, 2000 is as follows (in thousands):

                                       Preschool   Charter   Private   Corporate
                                       ---------   -------   -------   ---------
Revenue                                 $ 3,786    $4,099    $3,888    $     --
EBITDA                                  $   509    $  882    $  875    $(2,582)
Income(Loss) Before Taxes &
   Discontinued Operations              $   158    $  697    $  211    $(3,601)


Information by reportable segment for continuing operations for the nine months ended March 31, 2000 is as follows (in thousands):

                                       Preschool   Charter   Private   Corporate
                                       ---------   -------   -------   ---------
Revenue                                 $11,798    $11,845   $ 9,413    $     --
EBITDA                                  $   199    $ 2,503   $ 1,492    $(7,910)
Income(Loss) Before Taxes &
   Discontinued Operations              $(1,168)   $ 2,107   $  (895)   $(9,438)

Definition:

EBITDA is defined as the earnings from continuing operations before interest and other income (expense), taxes, depreciation and amortization.


10. RELATED PARTY TRANSACTIONS

A former member of the Board of Directors, who resigned from the Board subsequent to March 31, 2000, and his respective firm provide legal services to the Company. Total amounts incurred for these related party services totaled $183,000 and $396,000 for the three months and nine months ended March 31, 2000, respectively. At March 31, 2000, approximately $340,000 is due to the firm.

The Company currently has a $5 million loan from an entity controlled by one of its directors, who resigned from the Board subsequent to March 31, 2000. When the loan became due and payable on September 30, 1999, management exercised its option to extend the due date until March 31, 2000 with the issuance of a warrant for the purchase of 250,000 shares of the Company's common stock at $3 per share. Effective January 1, 2000, the interest rate on the loan increased to 18%. In addition, the related party is entitled to designate two additional directors for appointment to the Company's Board of Directors. Interest expense on the note totaled $224,000 and $531,000 for the three months and nine months ended March 31, 2000. Accrued interest of $620,000 and $89,000 was owed as of March 31, 2000 and June 30, 1999, respectively.

The loan remained unpaid at March 31, 2000 placing the Company in default of the agreement. Subsequent to March 31, 2000 the lender filed suit against the Company to recover amounts owed. The Company continues to negotiate with the lender as well as to negotiate alternative sources for refinancing, however there is no guarantee these efforts will be successful.

11. GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss from continuing operations of $2.5 million and $9.4 million for the three months and nine months ended March 31, 2000, respectively, and at March 31, 2000 had negative working capital of $36.5 million and an accumulated deficit of $48.9 million at March 31, 2000. These factors, among other things, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's plans in process to resolve near-term cash flow issues include the sale of certain assets and its business college, pursuing various financing alternatives, as well as achieving projected improvement in operating results for the remainder of the fiscal year. Additionally, the Company is engaged in discussions with its lenders and vendors in order to improve its liquidity and cash flow position. Although the Company believes that the best interests of its lenders, vendors and the Company would be served through modifications in its debt terms and negotiated payment terms, there can be no assurance that the lenders or vendors will ultimately agree. In the meantime, the Company continues to take steps to conserve and manage cash flow. Should the Company be unable to refinance or restructure its liabilities or raise additional equity, it may be forced to seek protection under applicable bankruptcy law.

In December 1999, the Board of Directors hired First Security Van Kasper as a representative and financial advisor to pursue strategic alternatives through the financing, potential sale and/or partial sale of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue from continuing operations for the nine months ended March 31, 2000 increased 30% to $33.1 million as compared to $25.4 million for the same period in the prior year. For the quarter, revenues from continuing operations were up 14% to $11.8 million from $10.3 million for 1999. The increase in revenue over the prior year is due primarily to the addition of two new charter schools in Arizona, as well as increases in student enrollment at the Company's private schools. Approximately $1.5 million of the increase for the nine months ended and $0 for the three months ended March 31, 2000 was from the two management contracts, which were suspended during the quarter ended December 31, 1999. After reflecting the discontinuance of ABC and the managed charter contracts, total students served in TesseracT schools increased from approximately 4,300 at March 31, 1999 to 5,300 as of March 31, 2000.

Program related costs totaled $18.7 million and $12.6 million or 57% and 50% of revenue for the nine months ended March 31, 2000 and 1999 respectively. For the quarter, these costs increased by $1.8 million, from 42% to 53% of revenue. The increases in program-related costs as a percentage of revenue relate primarily to start-up costs related to the opening of four new charter schools, costs incurred relating to closed schools, and the fact that no revenues were recorded from management contracts after October 1999, even though costs continued to be incurred. Operational efficiencies implemented by management have begun to be recognized in the current quarter, as reflected in the improvement of the quarter results relative to the year-to-date.

Operating expenses from continuing operations totaled $18.0 million and $14.1 million, which decreased slightly as a percent of revenue, from 56% to 55% for the nine months ended March 31, 1999 and 2000. As a percentage of related revenue, operating expenses increased from 38% to 55% for the quarter ended March 31, 2000. The increase is primarily due to the costs associated with the outsourcing of the Company's accounting, its legal and consulting fees, and the increase in the closed school reserve. Much of the increase was associated with anticipated expansion, which never occurred due to financial difficulties. Additionally, the Company had added personnel and infrastructure in 1999 in anticipation of planned growth, which, starting in November 1999, it began to take steps to reduce.

The provision for depreciation and amortization from continuing operations increased to $2.8 million as compared to $1.9 million for the nine months ended March 31, 2000 and 1999, respectively. For the quarter, it remained consistent. The increase for the year is due primarily to finance lease treatment for five of the Company's school sites which were completed during the second and third quarters of the year ended June 30, 1999, and an overall increase in the Company's furniture, fixtures and equipment due to the opening of new schools.

Interest and other expenses totaled $2.9 million for the nine months ended March 31, 2000 as compared to $402,000 for the same period in the prior year. The net amount of interest and other expenses for the quarter remained relatively consistent with the prior year, before reflecting the $570,000 loss from the reduction in the net recoverable value of advances on schools being sold. The change for the year is due primarily to an increase in interest expense for property held under finance leases, an overall increase in debt and the increase to 18% for interest charged on the Pioneer note.

The Company reported a net loss from continuing operations of $9.4 million or $0.96 per share for the nine months ended March 31, 2000 as compared to $3.6 million or $0.37 per share for the nine months ended March 31, 1999. For the third quarter, the loss from continuing operations was $2.5 million compared to a $469,000 profit for the same period in the prior year. The increase in the net loss by $3.0 million from continuing operations for the quarter corresponds to the $2.5 million increase in corporate expenses, including, as previously described, accounting outsource costs, legal fees, closed school reserves, increased interest on the Company's line of credit and so forth. As management has decided to defer its originally planned growth strategies, general and administrative expenses relating to previously anticipated growth are being curtailed. The Company's commitments and contracts relating to the increased costs are being renegotiated or terminated in order to reduce expenses sufficiently to avoid losses in future periods.

If the Company is not successful in its restructuring efforts, it is possible that the Company will be unable to continue its operations.

Subsequent to March 31, 2000 Arthur Andersen, who provides back office accounting services for the Company, and the Company's management agreed to terminate their contract effective June 30, 2000. The Company is currently negotiating transition issues with Arthur Andersen as well as with an alternative provider of accounting services.

CAPITAL RESOURCES AND LIQUIDITY

Historical Sources and Uses of Cash:

During the nine months ended March 31, 2000, net cash used in operating activities totaled $1.4 million. This was comprised of cash flow on an aggregate basis from continuing school sites, offset by the imposition of corporate overhead as well as losses relating to closed sites and discontinued operations. Changes in operating assets and liabilities, most significantly, a $3.1 million increase in accounts payable, funded the cash deficit caused by the losses from operations. Net losses, as well as the $21 million reclassification of long term debt to current, resulted in a further deterioration of current assets to current liabilities since June 30, 1999 of $25.5 million, excluding the reclassification of the capital lease liability from current to non-current.

Net cash used in investing activities totaled $2.1 million for the nine months ended March 31, 2000. The use of cash was primarily related to the acquisition of furniture, fixtures and equipment related to opening new schools in the first quarter.

Net cash provided by financing transactions for the nine months ended March 31, 2000 totaled $1.8 million. The sale-leaseback transaction that cured the default on the Company's existing capital leases by funding a required escrow account, as well as sale-leaseback agreements on new school computer equipment provided the majority of the cash.

On February 7, 2000, the Company entered into a $1.36 million loan agreement secured by vacant land that is being held for school expansion.

Expected Sources and Uses of Cash:

The Company's uses of capital for the remainder of the fiscal year ending June 30, 2000, other than providing working capital for operating losses (including scheduled payments on the Company's lease obligations) and paying creditors, will be maintaining schools and paying interest and principal on outstanding indebtedness.

For the remainder of 2000, the Company expects its primary sources of cash will be from the sale of the two schools as described under "Development Agreements" below. Failure to collect the amounts anticipated as a result of the transaction would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has engaged First Security Van Kasper to pursue strategic alternatives to enable the Company to resolve its going concern issues. Concurrent with this, the Board adopted a plan of disposition for ABC. A definitive agreement has been entered into for sale of the college, with the transaction expected to be consummated on or about June 1, 2000. The Company has also established a creditors' committee to assist it with the organized resolution and/or restructuring of its substantial debt and resulting defaults and delinquencies.

There can be no assurance the Company will be successful in its restructuring or financing efforts. In the event the Company is not successful in restructuring or financing, it may be required to seek protection under bankruptcy laws. Any such restructuring, refinancing and/or additional financing could entail equity dilution to the holders of the Company's stock at that time, and that dilution could be material.


DISCONTINUED OPERATIONS, TITLE IV FUNDING AND POSTSECONDARY LICENSING

As discussed in Note 6 to the condensed consolidated financial statements, the Company's participation in the U.S. Department of Education's Title IV programs through its wholly-owned subsidiary, ABC, is subject to certain financial capability requirements. Due to operating losses incurred by ABC, the financial capability requirements were not met at June 30, 1999. As a result, the Company may have been required to post a letter of credit or meet certain cash deposit requirements for at least one-half of the Title IV funds received by ABC during fiscal 1999, which amounted to approximately $1.8 million. In addition, the Arizona State Board for Private Postsecondary Education had notified the Company that it would require ABC to post a surety bond of $700,000 as a stipulation for licensing renewal.

Subsequent to March 31, 2000, the Company entered into a definitive agreement to sell ABC, which will obviate the need to post both the letter of credit and the surety bond. It is believed that the transaction will be completed on or about May 22, 2000. However, if the transaction is not completed, since a majority of students attending ABC participate in the Title IV program, suspension of Title IV funds without alternative sources available, combined with a loss of licensing, could have a material, adverse impact on ABC's financial position and the Company's consolidated financial position and results of operations. Student revenue at ABC totaled $442,000 and $1,625,000 for the three months and nine months ended March 31, 2000, respectively.


CHARTER SCHOOL REVENUE

The Company receives a significant amount of charter school revenues from state agencies. As of and for the nine months ended March 31, 2000, approximately 32% and 35% of the Company's accounts receivable and revenue, respectively, were related to charter funds from state and federal agencies. A significant amount of the funds received from the State of Arizona relate to funding for transportation of charter school students.

Effective for the Company's fiscal year beginning July 1, 2000, the State of Arizona funding for transportation of charter school students will be significantly reduced. If the Company is unable to secure alternative, additional funding from the State of Arizona for charter school services, the impact of the reduction in funding in transportation services could have a material, adverse impact on the Company's financial position and results of operations. Although the Company and other Charter school operators are currently in negotiations with the State of Arizona to resolve this issue, there can be no assurance that these negotiations will be successful or that funds will be obtained sufficient to offset the reduction in transportation funding. Charter school transportation revenue, irrespective of costs incurred, totaled approximately $1.9 million and $4.5 million for the three months and nine months ended March 31, 2000, respectively.


DEBT COMPLIANCE

During 1999 and 1998, the Company entered into certain sale-leaseback arrangements related to four properties. Under the terms of these agreements, the Company is required to prepay on September 1 of each year, the next 12 months lease payments, estimated property taxes and insurance into an escrow account jointly controlled by the lender and the Company. Each month, with both parties' approval, funds are transferred from the escrow account to pay rent, property taxes, or insurance as applicable.

The amount of required annual prepayment due September 1, 1999 totaling $2,754,000 was not made. The Company began paying the expenses on a monthly basis. The result of this default was reclassification of approximately $21 million of long-term obligations as short-term in the interim condensed consolidated balance sheet as of September 30, 1999.

During December 1999, the Company converted the financing of an additional school to a sale-leaseback transaction with the same lender. As a result of this transaction, the Company funded the escrow account with an additional $1.1 million and issued 120,000 shares of common stock to the lender, thereby curing the default. Under the terms of the agreement, the Company was required to make certain monthly payments toward the leases during the quarter ended March 31, 2000 in addition to disbursing funds from the escrow account.

At December 31, 1999, management believed it would have sufficient cash by September 1, 2000 to avoid a recurrence of the default. However, current and projected operating cash flow does not appear to support the ability to make the deposit on September 1 and avoid recurrence of the default. Therefore, the entire balance of $21 million has been reclassified as current at March 31, 2000.

The Company currently has a $5 million loan from an entity controlled by one of its former directors, who resigned from the Board subsequent to March 31, 2000. When the loan became due and payable on September 30, 1999, management exercised its option to extend the due date until March 31, 2000 with the issuance of a warrant for the purchase of 250,000 shares of the Company's common stock at $3.00 per share. Effective January 1, 2000, the interest rate on the outstanding balance increased to 18%.

The loan remained unpaid at March 31, 2000, placing the Company in default of the agreement. Subsequent to March 31, 2000, the lender filed suit against the Company to recover amounts owed. The Company continues to negotiate with the lender as well as to negotiate alternative sources for refinancing, however there is no guarantee these efforts will be successful.


DEVELOPMENT AGREEMENTS

During 1999, the Company entered into build-to-suit lease and development agreements with a developer for the construction of two charter schools in Arizona. As of March 31, 2000, the Company had advanced monies on behalf of the developer related to these projects. The developer was unable to obtain necessary financing, therefore one of these schools has not been completed and further construction has been suspended.

Subsequent to March 31, 2000, the Company has made a commitment to sell the schools via an agreement that conveys all operations and facilities to the buyer. Based on an anticipated final purchase price to be computed under this agreement, management believes approximately $570,000 of the amounts advanced on these projects is uncollectible and has recorded a loss on net recoverable value as of March 31, 2000. Net assets remaining on the balance sheet at March 31, 2000 relating to the advances and the assets of the schools total $4.8 million. As a condition of the agreement, the Company will be expected to clear certain liens and liabilities associated with the properties.

As of March 31, 2000, additional commitments relating to these schools and estimated costs to complete the unopened school were estimated to be $5.9 million. The prospective buyer, through third party agreements, would assume commitments relating to the completion of the schools. Additionally, legal action for foreclosure on subcontractor mechanics liens would be terminated as a result of the sale agreement.

Management believes the sale will be completed on or about May 22, 2000 and the final purchase price to be computed under this agreement will be consistent with what it has used to estimate the loss on net recoverable value of the funds advanced. However, there is no guarantee the transaction will occur and that all issues relating to the computation of the final purchase price will be satisfactorily resolved. If the issues are not satisfactorily resolved, it is reasonably possible that the amount the Company could eventually recover as a result of this transaction could materially differ in the near term. Revenue from the completed site totaled $505,000 and $3,094,000 for the three months and nine months ended March 31, 2000, respectively. Approximately one-half of the revenue was attributable to transportation revenue.


NASDAQ DELISTING

On February 9, 2000, the Company was delisted from the NASDAQ Stock Market for non-compliance with the NASDAQ's minimum net tangible asset requirement.


GOING CONCERN ISSUE

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course or business. As shown in the financial statements, the Company incurred a net loss from continuing operations of $2.5 million and $9.4 million for the three months and nine months ended March 31, 2000, respectively, and at March 31, 2000 had negative working capital of $36.5 million and an accumulated deficit of $48.9 million. These factors, among other things, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's plans in process to resolve near-term cash flow issues include the sale of certain assets and its business college, pursuing various financing alternatives, as well as achieving projected improvement in operating results for the remainder of the fiscal year. Additionally, the Company is engaged in discussions with its lenders and vendors in order to improve its liquidity and cash flow position. Although the Company believes that the best interests of its lenders, vendors and the Company would be served through modifications in its debt terms and negotiated payment terms, there can be no assurance that the lenders or vendors will ultimately agree. In the meantime, the Company continues to take steps to conserve and manage cash flow.

In December 1999, the Board of Directors hired First Security Van Kasper as a representative and financial advisor to pursue strategic alternatives through the financing, potential sale and/or partial sale of the Company.


DEPENDENCE ON KEY PERSONNEL

The Company's future success will depend upon its ability to attract and retain highly qualified personnel. Loss of key personnel or inability to hire and retain qualified personnel could have a material adverse effect on the Company's business and results of operations.

On February 1, 2000, the Company's director and interim Chief Executive Officer, Martha Taylor Thomas, and its Chief Financial Officer, Richard Yonker, resigned their positions over differences with the Board of Directors concerning the direction of the Company. The Company asked its Chairman, John T. Golle to serve as Chief Executive Officer until a permanent replacement could be named. Dr. Lucian Spataro was named as Executive Vice President and Debra Taylor Johnson, CPA, as Chief Financial Officer. On May 11, 2000, the Board named Dr. Spataro as Chief Executive Officer as well as a member of the Board of Directors. Mr. Golle will remain with the Company as Chairman of the Board and as a consultant.


FUTURE CAPITAL REQUIREMENTS

TesseracT will need additional funds to support its operations during the next twelve months. The terms of any potential equity financing may be dilutive to TesseracT's stockholders, and the terms of any debt financing are likely to contain restrictive covenants that limit TesseracT's ability to pursue certain other courses of action. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, TesseracT will experience severe liquidity problems. This matter raises substantial doubt as to TesseracT's ability to continue as a going concern. Should the Company be unable to refinance or restructure its liabilities or raise additional equity, it may be forced to seek protection under applicable bankruptcy law.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On May 12, 2000, Pioneer Venture Fund, L.L.C. ("Pioneer") brought suit against the Company in the Superior Court of the State of Arizona in and for the County of Maricopa for the recovery of amounts owed under a $5 million dollar note in which the Company is in default. The Company is currently negotiating with the lender, however there can be no guaranty that the Company will be successful.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On March 31, 2000, The Company defaulted on its payment to Pioneer under a series of notes in the aggregate principal amount of $5 million. The total amount owed by the Company on the notes and accrued interest is 5,719,000 as of May 12, 2000, the date Pioneer filed suit for collection.

ITEM 5. OTHER INFORMATION

On February 1, 2000, the Company's director and interim Chief Executive Officer, Martha Taylor Thomas, and its Chief Financial Officer, Richard Yonker, resigned their positions over differences with the Board of Directors concerning the direction of the Company. The Company appointed John T. Golle as Chief Executive Officer on an interim basis, as well as Dr. Lucian Spataro as Executive Vice President and Debra Taylor Johnson, CPA, as Chief Financial Officer. On May 11, 2000, the Board named Dr. Spataro as Chief Executive Officer, as well as a member of the Board of Directors. Mr. Golle will remain with the Company as Chairman of the Board and as a consultant. In addition, subsequent to March 31, 2000, two of the Company's Board members resigned, citing creditor conflicts.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.          Description

3.1 Restated Certificate of Incorporation of the Company, as amended(1)

3.2                  By-Laws of the Company(2)

10.1                 Loan Agreement between the Company and JEBCO Group, Inc.
                     dated February 9, 2000

10.2                 Letter Agreement between the Company and Kibel Green Issa
                     Inc. dated January 13, 2000.

10.3 Employment Agreement between the Company and John T. Golle dated January 1, 1991.(3)

10.4                 Amendment to Employment Agreement between the Company and
                     John T. Golle dated September 8, 1993.(4)

10.5 Summary of terms of employment agreement between the Company and John T. Golle.

27                   Financial Data Schedule

(b) Reports on Form 8-K:

None



(1) Incorporated by reference to the corresponding exhibit number of the Company's Form 10-K/A for the year ended June 30, 1999 (File No. 1-11111)

(2) Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-18 (File No. 33-39481-C)

(3) Incorporated by reference to Exhibit 10.17 to the Company's Amendment No. 1 to Form S-18 Registration Statement (Registration Number 33-39481-C).

(4) Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 22, 2000                        THE TESSERACT GROUP, INC.


                                           BY: /s/ Lucian Spataro
                                               --------------------------------
                                               Lucian Spataro
                                               President and
                                               Chief Executive Officer

Date:  May 22, 2000


                                           BY: /s/ Debra Taylor Johnson
                                               --------------------------------
                                               Debra Taylor Johnson
                                               Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.          Description
-----------          -----------

3.1                  Restated Certificate of Incorporation of the Company, as amended(1)

3.2                  By-Laws of the Company(2)

10.1                 Loan Agreement between the Company and JEBCO Group, Inc.
                     dated February 9, 2000

10.2                 Letter Agreement between the Company and Kibel Green Issa
                     Inc. dated January 13, 2000.

10.3 Employment Agreement between the Company and John T. Golle dated January 1, 1991.(3)

10.4                 Amendment to Employment Agreement between the Company and
                     John T. Golle dated September 8, 1993.(4)

10.5 Summary of terms of employment agreement between the Company and John T. Golle.

27                   Financial Data Schedule

(1)Incorporated by reference to the corresponding exhibit number of the Company's Form 10-K/A for the year ended June 30, 1999 (File No. 1-11111)

(2)Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-18 (File No. 33-39481-C)